Form 10QSB
period 1996-03-31
STAT HEALTHCARE INC
filed 1996-05-15
CIK 932424

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

                  For the transition period from            to

                         Commission file number 1-13604

                              STAT HEALTHCARE, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

         DELAWARE                                76-0443952
  (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)

   12450 GREENSPOINT DRIVE   SUITE 1200   HOUSTON, TEXAS  77060
                    (Address of principal executive offices)

                                  (713)872-6900
                           (Issuer's telephone number)


         (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,702,472 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 14, 1996.

  Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              STAT HEALTHCARE, INC.
                                   FORM 10-QSB
                          Quarter Ended March 31, 1996



                                Table of Contents
   PART I

Item 1.  Financial Statements ..........................................  1

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations ....................................................  1

PART II

Item 1.  Legal Proceedings .............................................  2

Item 2.  Changes in Securities .........................................  3

Item 3.  Defaults Upon Senior Securities ...............................  3

Item 4.  Submission of Matters to Vote of Security Holders .............  3

Item 5.  Other Information .............................................  3

Item 6.  Exhibits and Reports on Form 8-k ..............................  3

SIGNATURES .............................................................  3

INDEX TO FINANCIAL STATEMENTS .......................................... FS-1

                                      (ii)

                                     PART I

Item 1.  Financial Statements

   The unaudited summary financial statements of STAT Healthcare, Inc.(the Company), commencing at page FS-1, have been prepared in accordance with the requirements of Regulation S-B; supplementary financial information included therein, if any, have been prepared in accordance with Item 310 (b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


   The following discussion provides a comparative analysis of the consolidated results of operations of the Company and its affiliated physician groups for the quarters ended March 31, 1996 and 1995. This analysis and the financial statements referred to in Item 1, above, should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-KSB.



Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

   Net Service Revenues. Net service revenues increased by $1.2 million or 36% from $3.2 million to $4.4 million. This increase is attributable to a 23% increase in the number of patients treated in hospital emergency departments (from approximately 44,000 to approximately 54,000) coupled with a 10% increase in average revenue per patient (from $73.92 in 1995 to $81.19 in 1996). During the 1995 quarter, 12 emergency departments were served throughout the period and 1 emergency department was served for 1 month. During the 1996 quarter, 11 emergency departments were served throughout the period, 2 emergency departments were served for 2 months and 3 additional emergency departments were served for 1 month. The 5 additional emergency departments which were served for only a portion of the 1996 quarter, represent 5 of 9 additional emergency departments that the Company will be serving pursuant to its agreement with the Houston Division of Columbia/HCA Healthcare Corporation. Service at the remaining 4 emergency departments is scheduled to commence between April 1 and July 1, 1996. Additionally, emergency department services at 2 non-Columbia owned hospitals were terminated effective April 30, 1996.

                                        1

   Direct Expenses. Direct expenses increased $849 thousand or 32% from $2.7 million to $3.5 million. Fees paid to independent contract physicians increased $623 thousand and represented 64% of net service revenues in 1996 compared to 68% in 1995. The comparative decrease, from 1995 to 1996 as a percent of revenues, is the result of more efficient utilization of physicians (i.e. increase in patients treated per physician). Billing and collection costs increased $129 thousand or 41%. During the 1995 period, 1 hospital contract was compensated on a direct reimbursement basis and did not incur billing and collection costs, whereas during 1996, all contracts are fee-for-service. Insurance and other costs increased $97 thousand or 68% from 1995. This increase is attributable to an increase in insurance rates which are charged on a per patient visit basis.

   Operating Expenses. Operating expenses increased $371 thousand or 105% from $353 thousand to $724 thousand. This increase is primarily attributable to human resource costs which increased $244 thousand between the periods because of an increase in administrative personnel necessitated by increased recruiting, credentialing and administrative activities associated with the new hospital contracts obtained during the first quarter of 1996. Occupancy costs increased by $43 thousand from 1995 because of the May 1995 move into different and larger office facilities. Outside services increased by $59 thousand from 1995 primarily because of additional administrative costs associated with the Company becoming publicly owned during the second quarter of 1995.

   Income Taxes. Income taxes were provided during 1995 at the standard federal corporate rate of 34%. During 1996, the rate increased to approximately 36% because of state income (franchise) taxes. The Company has no significant book to tax differences.

Liquidity and Capital Resources

   On April 10, 1996, the Company increased its $600,000 revolving bank line of credit to $1,500,000 to assist in the financing of increasing patient accounts receivable associated with new contracts. The Company borrowed $600,000 from the line on that date. The Company is discussing, with several banks, a larger line of credit to be implemented upon completion of its pending reorganization with the AmHealth companies and is also exploring alternatives regarding a secondary offering of equity securities subsequent to the pending reorganization.

                                     PART II
Item 1.  Legal Proceedings

   The Company is not presently a party to any material litigation, nor, to the knowledge of Management, is any such litigation presently threatened.

                                        2

Item 6.  Exhibits and Reports on Form 8-K

   A Form 8-K dated January 31, 1996 (Item 2) and amendment number 1 thereto on Form 8-K/A (Item 7) were filed reporting the acquisition of assets of HEMA and Amedica. The Form 8-K/A included summary financial statements of Amedica and pro-forma financial data relating to both transactions.


                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STAT HEALTHCARE, INC.



Date:  May 14, 1996                        By: \S\ VICTOR M. MIRANDA, M.D.
                                                   Victor M. Miranda, M.D.
                                                   President and Director
                                                   (Principal Executive Officer)

Date:  May 14, 1996                        By: \S\ NED E. CHAPMAN
                                                   Ned E. Chapman
                                                Chief Financial Officer,
                                                   Treasurer and Director
                                                   (Principal Financial and
                                                   Accounting Officer)

                              STAT HEALTHCARE, INC.

                          Index to Financial Statements

Balance Sheets ................................................        FS-2

Statements of Income ..........................................        FS-3

Statement of Cash Flows .......................................        FS-4

Notes to Financial Statements .................................        FS-5

                             STAT HEALTHCARE, INC.
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995

                                                                                1996                   1995
                                  ASSETS                                     (unaudited)            (audited)
                                                                              ----------            ----------
Cash and cash equivalents ...........................................         $  375,000            $1,763,000
Accounts receivable:
Customer accounts, net ..............................................          4,137,000             3,184,000
Due from STAT Physicians ............................................            146,000               122,000
                                                                              ----------            ----------
Net accounts receivable .............................................          4,283,000             3,306,000

Prepayments and other current assets ................................            605,000               486,000
Notes Receivable ....................................................            200,000               200,000
                                                                              ----------            ----------
Total current assets ................................................          5,463,000             5,755,000

Office equipment and furnishings, net ...............................            117,000                96,000
Purchased contract rights, net ......................................          1,131,000                  --
Excess of cost over fair value of assets acquired, net ..............            200,000                  --
Non-compete covenants, net ..........................................            116,000                  --
Other non-current assets ............................................              9,000                 9,000
                                                                              ----------            ----------
Total assets ........................................................         $7,036,000            $5,860,000
                                                                              ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued physicians fees .............................................         $  983,000            $  706,000
Accounts payable ....................................................            632,000               307,000
Accrued liabilities .................................................            228,000               152,000
                                                                              ----------            ----------
Total current liabilities and total liabilities .....................          1,843,000             1,165,000
                                                                              ----------            ----------
Shareholders' equity:
Common stock, $.01 par value. Authorized 10,000,000 shares;
issued and outstanding 3,702,472 and 3,623,332 shares ...............             37,000                36,000
Capital in excess of par value ......................................          4,216,000             3,857,000
Retained earnings ...................................................            940,000               802,000
                                                                              ----------            ----------
Total shareholders' equity ..........................................          5,193,000             4,695,000
                                                                              ----------            ----------
Total liabilities and shareholders' equity ..........................         $7,036,000            $5,860,000
                                                                              ==========            ==========

See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                        Consolidated Statements of Income
                     Quarters ended March 31, 1996 and 1995
                                   (unaudited)
                                                          1996          1995
                                                       ----------   -----------
Net service revenues ...............................   $4,442,000   $ 3,255,000

Direct expenses:
Physicians' fees ...................................    2,823,000     2,200,000
Billing and collection .............................      445,000       316,000
Insurance and other ................................      240,000       143,000
                                                       ----------   -----------
Total direct expenses ..............................    3,508,000     2,659,000
                                                       ----------   -----------
Gross profit .......................................      934,000       596,000
                                                       ----------   -----------
Operating expenses:
Human resources ....................................      560,000       316,000
Occupancy ..........................................       62,000        19,000
Supplies ...........................................       36,000        11,000
Outside services and other .........................       66,000         7,000
                                                       ----------   -----------
Total operating expenses ...........................      724,000       353,000
                                                       ----------   -----------
Operating income ...................................      210,000       243,000

Interest income (expense) ..........................        5,000       (17,000)
                                                       ----------   -----------
Income before income taxes .........................      215,000       226,000

Income taxes .......................................       77,000        77,000
                                                       ----------   -----------
Net income .........................................   $  138,000   $   149,000
                                                       ==========   ===========
Net income per common and
common equivalent share ............................   $     0.03   $      0.07
                                                       ==========   ===========
Number of shares used in computing
net income per share ...............................    3,980,390     2,199,624
                                                       ==========   ===========
See accompanying notes to financial statements

                              STAT HEALTHCARE, INC.
                      Consolidated Statements of Cash Flows
                     Quarters ended March 31, 1996 and 1995
                                   (unaudited)
                                                            1996         1995
                                                        -----------   ---------
Cash flows from operating activities:
Net income ...........................................  $   138,000   $ 149,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ........................       43,000        --
Changes in assets and liabilities:
Increase in net accounts receivable ..................     (977,000)   (565,000)
Decrease (increase) in other current assets ..........      (77,000)     52,000
Increase in accrued physicians' fees .................      277,000      58,000
Increase in accounts payable .........................      325,000     187,000
Increase in accrued liabilities ......................       76,000     170,000
Increase in amount due to STAT Physicians ............         --       138,000
                                                        -----------   ---------
Total adjustments ....................................     (333,000)     40,000
                                                        -----------   ---------
Net cash flows from operating activities .............     (195,000)    189,000
                                                        -----------   ---------
Cash flows from investing activities:
Purchase of HEMA assets ..............................     (963,000)       --
Purchase of Amedica assets ...........................     (200,000)       --
Purchase of office equipment and furnishings .........      (30,000)       --
                                                        -----------   ---------
Net cash flows from investing activities .............   (1,193,000)       --
                                                        -----------   ---------
Cash flows from financing activities:
Deferred offering costs and other non-current assets .         --      (127,000)
                                                        -----------   ---------
Net increase (decrease) in cash and equivalents ......   (1,388,000)     62,000

Cash and equivalents at beginning of period ..........    1,763,000     159,000
                                                        -----------   ---------
Cash and equivalents at end of period ................      375,000     221,000
                                                        ===========   =========
See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                          Notes to Financial Statements
                                 March 31, 1996

(1)  Financial Statement Presentation

   The accompanying financial statements of STAT Healthcare, Inc. (the Company) present financial information for the quarters ended March 31, 1996 and 1995. Because these financial statements are unaudited and do not include all disclosures required by generally accepted accounting principles, they should be read in conjunction with the Company's audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring estimates) necessary for a fair presentation of the financial information for the periods reported have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

   Consolidated income statement and cash flow information combines the results of operations and cash flows of the Company and its affiliated physician groups. Assets and liabilities arising from the consolidated operations are included in the balance sheet of the Company.

(2)  Net Income Per Common Share

   Net income per common share is computed based on the number of common and common equivalent shares of the Company. Equivalent shares are attributable to outstanding warrants and options to purchase common shares.

(3)  Pending Plan of Reorganization

   On March 15, 1996, the Company entered into an amended agreement and plan of reorganization with AmHealth Corporation and its related corporate and partnership entities (AmHealth). A new company, New STAT Healthcare (New STAT) was organized by the Company to act as a constituent entity in the reorganization. New STAT currently has no business activity unrelated to the reorganization. The closing of the proposed reorganization is contingent upon, among other things, the requisite approval of the security holders of the Company and AmHealth.

   If the proposed reorganization is consummated, the Company will be merged with a wholly owned subsidiary of New STAT, the AmHealth corporate entities will be merged into New STAT and the partnership interests of AmHealth partners electing to participate in the transaction will be acquired by New STAT. Common stock and related warrants and options to purchase common stock of the Company will be converted on a share per share basis into shares, warrants and options of New STAT. Additionally, up to 11,200,000 shares of New STAT common stock will be
                                      FS-5

issued in exchange for outstanding ownership interests in AmHealth. The proposed merger transaction is expected to be accounted for as a pooling of interests.

   New STAT filed a Form S-4 Registration Statement relating to this reorganization with the Securities and Exchange Commission on March 18, 1996. The Form was subsequently amended on April 22 and May 8, 1996. Upon its becoming effective, a joint prospectus and proxy statement describing the merger and seeking its approval will be mailed to security holders of the Company and AmHealth.

   Following is unaudited summarized pro forma income statement information of New STAT (the combined companies) for the quarters ended March 31, 1996 and 1995 as if the merger was completed at the beginning of each period:

                                                      1996              1995
                                                  -----------         ----------
Net service revenues ....................         $ 7,549,000         $4,873,000

Operating income ........................           1,263,000            879,000

Income before
income taxes ............................           1,211,000            849,000

Pro forma net income ....................         $   775,000         $  560,000
                                                  -----------         ----------
Pro forma net income
per share ...............................         $       .05         $      .07
                                                  -----------         ----------
Number of shares used
in computing pro forma
net income per share ....................          15,180,390          7,583,176
                                                  -----------         ----------
                                      FS-6