Form 10KSB/A
period 1995-12-31
STAT HEALTHCARE INC
filed 1996-05-24
CIK 932424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 1995.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from to
                         Commission file number 1-13604
                              STAT HEALTHCARE, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                                76-0443952
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)
            12450 GREENSPOINT DRIVE, SUITE 1200, HOUSTON, TEXAS 77060
              (Address of principal executive offices and zip code)

                                 (713) 872-6900
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:
                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
Common Stock, par value $0.01 par value                 Boston Stock Exchange
Class A Redeemable Common Stock Purchase Warrants       Boston Stock Exchange

Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $0.01 par value
                Class A Redeemable Common Stock Purchase Warrants
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 1995 were $14.1 million. The aggregate market value of the voting stock held by non-affiliates of the registrant at March 22, 1996 was $12.1 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant's common stock). The aggregate market value was computed by reference to the closing price of the registrant's common stock as reported on the Nasdaq SmallCap Market on such date. The number of outstanding shares of the registrant's common stock as of March 22, 1996 was 3,702,472.

    Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                             TABLE OF CONTENTS PAGE

PART I ....................................................................    1
  ITEM 1. DESCRIPTION OF BUSINESS .........................................    1
  ITEM 2. DESCRIPTION OF PROPERTY .........................................   14
  ITEM 3. LEGAL PROCEEDINGS ...............................................   14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .............   14

PART II ...................................................................   15
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........   15
  ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......   15
  ITEM 7. FINANCIAL STATEMENTS ............................................   19
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE ..................   41

PART III ..................................................................   41
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...............   41

 ITEM 10. EXECUTIVE COMPENSATION ..........................................   42
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ..............................................   45
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................   45
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................   46

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

         STAT Healthcare, Inc. ("STAT" or the "Company") provides physician contract management services to its affiliated physician groups, currently South Texas Acute Trauma Physicians, P.A. ("STAT Physicians") and STAT Physicians, P.A. ("STAT P.A."), which in turn provide emergency medical and other services to hospitals. Pursuant to management and administrative services agreements (the "Management Agreements") between the Company and each of STAT Physicians and STAT P.A., the Company manages and administers the day-to-day business functions of its affiliated physician groups, which includes the assumption of responsibility for the administrative, accounting, personnel and business functions related to the practice of medicine. The Company is also responsible for the billing and collection of professional fees for medical services, the maintenance of all financial files and records and the negotiation and administration of all hospital contracts for STAT Physicians and STAT P.A. Consulting services are also provided by the Company in connection with the procurement and administration of professional liability insurance and the employment of personnel. The Company also coordinates the scheduling of staff physicians to provide emergency department coverage and assists the hospital administration and medical staff in such areas as quality assurance, risk management, departmental accreditation and marketing.

         The Company was incorporated in Delaware in July 1994. The principal executive offices of the Company are located at 12450 Greenspoint Drive, Suite 1200, Houston, Texas 77060. Its telephone number is (713) 872-6900.

GENERAL

         Management of the Company believes that emergency departments, which are often the first point of contact with patients, will play an increasingly important role as emergency room physicians increasingly serve as the 24-hour gatekeepers of the healthcare system. The Company was incorporated in July 1994 to offer physician contract management services to professional associations that provide emergency department services to hospitals. The Company's income is currently derived exclusively from revenues related to the Management Agreements, less direct expenses paid by the Company on behalf of STAT Physicians and STAT P.A., as provided for in the Management Agreements, and less the operating expenses of the Company. Under contracts with hospitals, STAT Physicians and STAT P.A. are obligated to provide not only emergency department physicians for uninterrupted coverage on a 24-hour, 365-day-a-year basis, but also management and administrative services related to emergency departments.

         Under the Management Agreements, the Company manages and administers STAT Physicians' and STAT P.A.'s day-to-day business functions, which include assuming responsibility for the administrative, accounting, personnel and business functions related to the practice of medicine. The Company is also responsible for the billing and collection of professional fees for medical services, the maintenance of all financial files and records and the negotiation and administration of all managed care contracts on behalf of STAT Physicians and STAT P.A. Consulting services are also provided by the Company in connection with the procurement and administration of professional liability insurance and the employment of personnel by the affiliated physician groups. The Company also coordinates the scheduling of STAT Physicians' and STAT P.A.'s staff physicians to provide emergency department coverage and assists the hospital administration and medical staff in such areas as quality assurance, risk management, departmental accreditation and marketing.

         In addition, the Company identifies and recruits physicians as candidates for admission to each hospital's medical staff. Only physicians whose credentials meet STAT Physicians' and STAT P.A.'s standards are engaged to provide medical services. As of December 31, 1995, STAT Physicians had contracts with 11 hospitals in the Houston and southeastern Texas area to provide physician contract management services and contracts with approximately 105 physicians for the delivery of medical services as independent contractors of STAT Physicians and STAT P.A.
                                       1

         Competitive pressures have focused the attention of many hospital administrators, in both the private and public sectors, on the need for better management of their professional medical staff. Hospitals have increasingly turned to contract management firms with specialized skills to help solve physician contract and scheduling problems, to strengthen the management of their professional medical staff and specific clinical departments, to better control costs, and to assist in meeting their healthcare coverage needs and obligations to patients who are indigent, uninsured or unassigned to a referring private physician. Physicians are also encountering a changing environment in which traditional private practice patterns are being adversely affected by increasing administrative, liability and reimbursement constraints and complexities. Using its management skills and experience, and the economies of scale which the size and specialization of its operations permit, the Company provides a management alternative to hospitals while offering a flexible practice and lifestyle alternative to physicians.

         A community's perception of a hospital's emergency department services can be an important factor in determining a hospital's overall viability and profitability, in part because the emergency department is a major source of general admissions to hospitals. The Company believes that hospitals use physician management firms to help solve problems associated with the administration and management of hospital emergency departments. The Company believes that among the management problems affecting the performance of many hospital emergency departments are difficulties in the recruitment, scheduling and retention of emergency physicians, budgetary concerns and increasing patient volumes.

CONTRACTUAL ARRANGEMENTS

         MANAGEMENT AGREEMENTS WITH STAT PHYSICIANS AND STAT P.A. The Management Agreements with STAT Physicians and STAT P.A. are perpetual, without provision for cancellation or termination. Under the Management Agreements, the Company identifies, recruits and screens potential candidates to serve as emergency room physicians in hospitals which have contracted for STAT Physicians' and STAT P.A.'s physician contract management services. Each of STAT Physicians and STAT P.A. then enters into contracts with physicians meeting its qualifications and provides those physicians as candidates for admission to the hospital's medical staff. The Company also coordinates on behalf of and with the assistance of STAT Physicians and STAT P.A. the scheduling of staff physicians to provide coverage on a 24-hour, 365-day-a-year basis for the hospital's emergency departments. In addition, the Company assists the hospital's administration and medical staff in such areas as quality assurance, risk management, departmental accreditation and marketing.

         The Company also manages and administers STAT Physicians' and STAT P.A.'s day-to-day business functions, which include but are not limited to, assuring responsibility for the administrative, accounting, payroll and personnel functions related to the practice of medicine. The Company, under the Management Agreements, also bills and collects the professional fees for the medical services provided on behalf of STAT Physicians and STAT P.A., maintains all files and records, negotiates and administers all hospital contracts, and provides consulting services to STAT Physicians and STAT P.A. in connection with the procurement and administration of professional liability insurance and the employment of personnel. All final decisions relating to medical care are solely that of STAT Physicians and STAT P.A.

         In consideration of the services provided by the Company, under the Management Agreements, STAT Physicians and STAT P.A. each pays a management fee and provides reimbursement of all related expenses to the Company. Each of STAT Physicians and STAT P.A. has also appointed the Company its attorney in fact to act on its behalf for the purposes of collecting and receiving all fees and revenues payable to STAT Physicians or STAT P.A., as the case may be, as a result of professional services rendered and for the purpose of carrying out its management functions under its hospital contracts.

         HOSPITAL CONTRACTS. Within the United States, there are approximately 5,200 hospital emergency departments (approximately 375 in the State of Texas). As a general rule, control of emergency departments is fragmented, with less than 25% of the market under the management of national or regional service organizations. According to industry sources, of the 5,200 hospital emergency departments, approximately 1,200 are served by service organizations.

Management believes that significant opportunity exists to expand the Company's base of hospitals and doctors because of the fragmented marketplace and the desire of physicians to associate with larger organizations.

         STAT Physicians or STAT P.A. currently provides emergency care services through its independent contracting physicians with the following hospitals:

FACILITY                                 LOCATION              START DATE
- --------                                 --------              ----------
San Jacinto Methodist Hospital           Baytown, TX          July 1, 1987
Twelve Oaks Hospital                     Houston, TX          May 1, 1989
Fort Bend Hospital (a)                   Missouri City, TX    April 5, 1990
Alvin Community Hospital (a)             Alvin, TX            February 1, 1991
Parkway Hospital (a)                     Houston, TX          August 16, 1991
Katy Medical Center (a)                  Katy, TX             December 1, 1992
Kingwood Plaza Hospital (a)              Kingwood, TX         January 28, 1993
Alice Physicians & Surgeons (b)          Alice, TX            January 1, 1994
Mainland Regional Health Hospital (a)    Texas City, TX       December 12, 1994
Conroe Regional Medical Center (a)       Conroe, TX           February 1, 1996
Springbranch Medical Center (a)          Houston, TX          February 1, 1996
Doctors Hospital Airline (a)             Houston, TX          March 1, 1996
West Houston Medical Center (a)          Houston, TX          March 1, 1996
Bellaire Hospital (a)                    Houston, TX          March 19, 1996
Sunbelt Medical Center (a)               Houston, TX          April 1, 1996
Doctors Hospital East Loop (a)           Houston, TX          April 1, 1996
Rosewood Medical Center (a)              Houston, TX          April 9, 1996

(a) Facility owned by Columbia/HCA Healthcare Corporation ("Columbia") and serviced under a single contract with Columbia's Greater Houston Division.

(b)      Facility owned by Columbia.

         During the year ended December 31, 1995, four hospitals each accounted for 10% or more of net service revenues. These hospitals and the percentage of net service revenues attributable to each are as follows: San Jacinto Methodist Hospital (11%), Katy Medical Center (11%), Fort Bend Hospital (11%) and Mainland Regional Health Hospital (12%).

         The Company, through its affiliated physician groups, currently STAT Physicians and STAT P.A., provides contract management services to hospitals under fee-for-service contracts. Hospitals entering into fee-for-service contracts agree to authorize STAT Physicians or STAT P.A. to bill and collect the professional component of the charges for medical services rendered by the STAT Physicians' or STAT P.A.'s contracted physicians. Under fee-for-service arrangements, STAT Physicians and STAT P.A. receive directed disbursements of the amounts collected and, depending on the hospital's patient volume and payor mix, may also receive a stand-by or on-call fee from the hospital. Pursuant to such contracts, STAT Physicians and STAT P.A. assume responsibility for billing and collection and assume the risks of non-payment, changes in patient volume or payor mix and delays attendant to reimbursement through government programs or third party payors. All of these factors are taken into consideration by STAT Physicians and STAT P.A., in consultation with the Company, in arriving at appropriate contractual arrangements with health care institutions and professionals. While the term of STAT Physicians' and STAT P.A.'s service contracts with the hospitals is generally two years, automatically renewing after the initial term for one year periods, such contracts typically provide for termination without cause by either party on 90 days' prior notice.

         PHYSICIAN CONTRACTS. STAT Physicians and STAT P.A. contract with physicians as independent contractors to fulfill their contractual obligations to provide qualified doctors to its hospital clients. While each hospital with which STAT Physicians or STAT P.A. contracts ultimately determines whether a physician must be board certified in emergency medicine to provide medical services in its emergency room, in general, the hospitals do not require physicians to be so certified. STAT Physicians and STAT P.A. require all physicians to be currently licensed to practice medicine within the State of Texas and to be Advanced Cardiac Life Support ("ACLS") certified before entering into a contract for the doctor's service. Professional fees payable to the physician are disbursed by the Company pursuant to the Management Agreements. As independent contractors, the physicians are responsible for their own income and social security taxes, as well as workers compensation insurance. The contracts with independent contractor physicians can be terminated by STAT Physicians, STAT P.A. or the independent contractor physicians with 30 days' notice, or immediately by STAT Physicians or STAT P.A. for cause.

         Each of STAT Physicians and STAT P.A. believes that its classification of physicians as independent contractors is proper for federal tax purposes. A contrary determination by federal taxing authorities or a change in existing laws could materially adversely affect the Company and its operations. Most state taxing authorities either have not challenged or have accepted the classification of contract physicians as independent contractors. However, there are some states in which the independent contractor classification of physicians is or has been under administrative or judicial review. Management believes that the status of physicians under contract to STAT Physicians or STAT P.A. as independent contractors may be important to limiting the Company's potential exposure to malpractice claims and to avoiding a determination that the Company is in violation of laws relative to the corporate practice of medicine.

OPERATIONS

         GENERAL. Aside from marketing and new business acquisition, the principal operating activities of the Company include the recruitment and credentialing of physicians, the maintenance of relations with clients (i.e., hospitals) the development and maintenance of quality assurance systems, the scheduling and reimbursement of physicians, the billing and collection on behalf of STAT Physicians and STAT P.A. for physician services fees and the administration of personnel services. An overview of these activities follows:

         RECRUITMENT AND CREDENTIALING. The recruitment and credentialing of qualified independent contract physicians on behalf of its affiliated physician groups is a central aspect of the Company's operations. Two full-time employees of the affiliated physician groups are dedicated to recruiting and credentialing independent contract physicians for STAT. The difficulty of this effort fluctuates as market penetration is achieved in geographic areas and as the organization grows in size and diversity of contract opportunities.

         QUALITY ASSURANCE. Quality assurance systems are designed to monitor physician documentation and a range of other factors that change from time to time and are often independently established by individual hospitals. These factors and the related systems are subject to review and examination by independent hospital credentialing and regulatory agencies. Principally, quality assurance is the responsibility of the STAT Physicians' and STAT P.A.'s Medical Director assigned to the hospital. There are currently eight Medical Directors responsible for quality assurance activities. The efficacy of these systems, and the performance of its contract physicians, are critical to minimizing the exposure of STAT Physicians, STAT P.A. and the Company to medical liability claims.

         TIME SCHEDULING. The scheduling of physician hours is performed monthly. Hospitals are provided a monthly physician coverage schedule one week prior to the first of each month. Physicians are scheduled on the basis of either 12- or 24-hour shifts. Under five of the hospital contracts, multiple physician coverage is required during certain periods. Because of varying other demands on the contract physicians, the scheduling process is complex and requires significant management attention. The Company has two full-time employees dedicated to scheduling issues.

         BILLING AND COLLECTION OF SERVICES. Fees charged to patients for emergency department visits are comprised of two elements: (i) hospital services; and (ii) physician services. Under all of the hospital contracts as of December 31, 1995, the Company, through the Management Agreements, has the responsibility for the billing and collection of physician fees on behalf of STAT Physicians and STAT P.A. Currently, an independent company performs the administrative billing and collection services on behalf of the Company. The cost of using an independent company has now increased to the point that the internalization of this function will be more cost effective.

         PERSONNEL ADMINISTRATION. The Company assists STAT Physicians and STAT P.A. in personnel administration, which includes the administration of payroll services. In addition, the Company provides for the administration of fringe benefit programs, which may include but are not limited to life insurance, health insurance, education leave, professional dues, vacation allowances and disability insurance.

PLAN OF OPERATIONS

         The Company expects to continue its growth through the management of business activities under additional hospital contracts. In particular, the Company intends to both strategically target hospitals and health care alliances and acquire currently existing physician service organizations. The Company assists STAT Physicians and STAT P.A. in actively seeking opportunities to competitively bid for hospital contracts. The Company also intends to assist other professional associations, with which it will seek to enter similar management agreements, to competitively bid for hospital contracts, both in the Houston area and, to the extent possible, in other regions. Financing to date for expansion has come from sales of common and preferred stock, a bridge loan and from revenues.

         In addition, the Company intends to take advantage of the growing demand for physician service networks by seeking to contract with large payors, such as managed care plans, to provide emergency medical services throughout the Houston area on a capitation basis, which provides for fixed periodic payments for each plan participant. While, initially, the direction of the Company's growth is expected to reflect its emphasis on providing and expanding its contract emergency department services, the Company believes that contractual relationships with large payors could become an increasingly significant part of its growth. If the Company succeeds in establishing contractual relationships with large payors in Houston, of which there can be no assurance, the Company will focus expansion in this regard in nearby markets, where it believes it would then best be able to derive advantages from existing relationships.

RECENT DEVELOPMENTS

         On December 21, 1995, the Company entered into an agreement and plan of reorganization with AmHealth Corporation and its related health care entities ("AmHealth"). The agreement was amended on March 15, 1996. Under the terms of this agreement, 11,200,000 shares of common stock of New STAT Healthcare, Inc. ("New STAT") will be exchanged (the "Exchange") for the stock and partnership interests in the AmHealth organizations, and each issued and outstanding share of the Company's common stock (as well as each option and warrant to purchase the Company's common stock) will be converted into one share of common stock of New STAT (or, in the case of options and warrants, the right to purchase common stock of New STAT on a share-for-share basis). Upon consummation of the Exchange and assuming participation by all eligible AmHealth securityholders, the AmHealth securityholders will collectively own approximately 75% of the common stock of New STAT to be outstanding immediately after the Exchange, resulting in a change of control of the Company. New STAT is being organized to act as a constituent entity in the Exchange and will have no business activity unrelated to the exchange. Consummation of the Exchange is subject to the fulfillment of certain covenants as well as securityholder approvals and is expected to occur in the second quarter of 1996. Upon consummation of the Exchange, the Company's common stock and common stock equivalents will be exchanged on a one-for-one basis into common stock and common stock equivalents of New STAT, and the corporate name of New STAT will be changed to "STAT Healthcare, Inc." If consummated, the Exchange is expected to be accounted for as a pooling of interests and, accordingly, historical financial data will be restated to include the accounts of AmHealth.

         In January 1996, the Company, in connection with the Columbia Agreement described below, acquired the rights to a contract (the "HEMA Contract") for the provision of emergency department medical services for a total purchase price of $1.2 million, consisting of $960,000 in cash and 52,174 shares of the Company's common stock. The Company also agreed to pay to the assignor of the HEMA Contract up to $100,000 in each of the three twelve-month periods following the acquisition of the contract depending upon the profits realized by the Company under the HEMA Contract during such periods. The HEMA Contract rights which were acquired are now part of the Columbia Agreement described below.

         Effective February 1, 1996, the Company, through one of its affiliated physician groups, entered into an agreement (the "Columbia Agreement") with Columbia to provide emergency medical services to all but one of Columbia's emergency departments in the Greater Houston Division. This agreement will result in the addition of nine hospitals to the STAT service base between February 1 and July 1, 1996 resulting in a total of 18 hospitals served (16 of which are owned by Columbia). The 15 Greater Houston Division hospitals will be covered by this single contract. The Columbia Agreement has an initial term of two years, and may be renewed for successive two-year terms. This contract will account for a significant portion of STAT's net service revenues and operating expenses. The HEMA Contract rights are now part of the Columbia Agreement.

         In February 1996, the Company acquired certain intangible assets of Amedica, Ltd. for a total purchase price of $270,000, consisting of $200,000 in cash and 15,730 shares of the Company's common stock. These assets consisted of certain contract rights and the right to use the name "Amedica". However, management does not intend to conduct any business under such name.

GOVERNMENT REGULATION

         The Company's operations and relationships are subject to a variety of governmental and regulatory requirements. Approximately 40% of patients treated by STAT Physicians' contract physicians under fee-for-service arrangements during 1994 and 1995 were participants in government-sponsored health care programs (primarily Medicare and Medicaid). These programs are subject to substantial regulation by federal and state governments, which are continually revising and reviewing the programs and their regulations. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of STAT absent, or prior to, satisfactory renegotiation of contracts with clients and arrangements with contracted physicians.

          GENERAL. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies managing the providers is increasing.

         There are currently several federal and state initiatives designed to amend statutes and regulations relating to the provision of health care services, the access of health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company or its affiliated physician groups will be.

         Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. The execution of a management agreement with a physician group currently does not require any health care regulatory approval on the part of the Company or the physician group. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated physician groups may become subject to additional regulation.

         FEE-SPLITTING; CORPORATE PRACTICE OF MEDICINE. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subject to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or the corporate practice of medicine as contemplated by these statutes or case law interpretations. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modifications of the Company's existing relationships with the STAT Physicians.

         MEDICARE FRAUD AND ABUSE PROVISIONS. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or a state health program. Pursuant to this law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business practices in the health care industry, including the Company's management agreements has not to date been subject to judicial and regulatory interpretation.

         The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Law") provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act also establishes the intermediate sanction of excluding violators from participation in the Medicare or Medicaid programs.

         A violation of the Anti-Kickback Law requires several elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under Medicare or state health programs; and (v) patient coverage under the Medicare program or a state health program. Management believes that the Company is receiving compensation under the Management Agreements for management services. The Company also believes that it is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to its affiliated physician groups. Consequently, the Company does not believe that the management fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Laws. Furthermore, the Company is not a provider or supplier of services or items reimbursed by Medicare or state health programs.

         In 1991, the Inspector General of the United States Department of Health and Human Services published "Safe Harbor Regulations" defining safe harbors for certain arrangements that do not violate the Anti-Kickback Laws. One of the safe harbors specifically provided is a safe harbor for personal services and management contracts. Under this safe harbor, "remuneration" prohibited by the Anti-Kickback Laws will not include any payment made by a principal to an agent as compensation for services of the agent as long as certain standards are met. To management's knowledge, there have been no agency interpretations or case law decisions involving management agreements similar to the Company's that would indicate that such agreements do not fall within a safe harbor. Further, management believes that since the Company is not a provider of medical services, and is not in a position to refer patients to any particular medical practice, the remuneration the Company receives for providing services should not be found to violate the Anti- Kickback Laws.

         PROHIBITIONS ON CERTAIN REFERRALS. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") included revisions to the Stark Law. The Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had an ownership interest or compensation relationship with the entity. The revisions to the Stark Law included in OBRA 93 prohibit a referral to an entity in which the physician or an immediate family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services" or if an exception to the Stark Law does not exist. The list of designated health services does not include the management of a physician health care practice such as the Company provides. The Company does not consider its operations to include the provision of a designated health service nor is the Company a provider of such services; however, no regulations for the Stark Law (except for clinical laboratory services) have been promulgated by the regulatory and enforcement agency of the Stark Law, therefore the Company cannot predict how enforcement or interpretation of the Stark Law will be handled. A determination of the applicability of the Stark Law could have a significant adverse effect on the Company.

         REGULATORY COMPLIANCE. The Company believes that health care regulations and statutes will continue to change and, as a result, it regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time-to-time as the business and statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future.

CORPORATE LIABILITY AND INSURANCE

         STAT Physicians, STAT P.A. and the Company maintain professional liability insurance in amounts deemed appropriate by management, based upon historical claims and the nature and risks of the business. The current coverage is $1,000,000 per incident and $3,000,000 aggregate per physician per hospital. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance would provide coverage, subject to policy limits, in the event the Company were held liable as a co-defendant in any lawsuit against a contracted health care professional or hospital client. STAT Physicians currently has certain pending and threatened litigation and claims incurred in the ordinary course of business; however, management believes that the probable resolution of such contingencies will not materially affect the liquidity, the financial position, or results of operations of STAT Physicians, STAT P.A. or the Company. Management believes, although there can be no assurance, that courts considering the question would not hold the management company vicariously liable for the malpractice of physicians who are independent contractors contracted by the affiliated physicians groups. In addition, the Company cannot be shielded from liability in cases in which the Company was negligent.

         In addition, STAT Physicians' and STAT P.A.'s contracts with hospital clients generally contain provisions under which the client hospital is indemnified for losses resulting from the contracting physician's malpractice up to the limits of liability insurance (whether or not such losses are covered by insurance policies), and the client agrees to indemnify STAT Physicians, STAT P.A. or the Company, as the case may be, up to the limits of the client's professional liability insurance for losses resulting from the negligence of the client or client personnel (whether or not such losses are covered by insurance policies). Both STAT Physicians and STAT P.A. require their independent contracted physicians to indemnify STAT Physicians or STAT P.A., as the case may be, for losses related to the performance of their medical services. By requiring such indemnification, STAT Physicians and STAT P.A. are afforded additional protection in the event that one of its individual contractor physicians commits malpractice in the performance of his or her duties under the contract.

COMPETITION

         The business in which the Company operates is highly competitive. The Company has both national and local competitors, including Coastal Healthcare Group, Inc., Sterling Healthcare, Spectrum Emergency Services, Inc. and Emcare, Inc. Based on the number of hospitals which the Company's national competitors serve, its national competitors are substantially larger in size than the Company. In the greater Houston area, the Company has more hospital contracts than any other competitor. Competition in the industry is based on the scope, quality and cost of services provided. Certain of the Company's actual or potential competitors have substantially greater financial resources available to them. While management believes that it competes on the basis of the quality of its services, the larger resources of its national competitors may give them certain cost advantages over the Company.

EMPLOYEES

         On December 31, 1995, the Company had 25 full-time employees, of whom six were in general executive positions and 19 were in administration. In addition, as of such date approximately 105 physicians were under contract with STAT Physicians or STAT P.A. None of the Company's employees is represented by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

                                       8
RISK FACTORS

     LIMITED OPERATING HISTORY; DEPENDENCE ON AFFILIATED PHYSICIAN GROUPS

         The Company was incorporated in July 1994 to offer physician contract management services to professional associations or other legal entities organized for the purpose of practicing medicine under state law, which provide emergency department services to hospitals. The Company has a limited operating history and currently relies on its Management Agreements and related fees from STAT Physicians and STAT P.A., which are professional associations, as its sole source of revenue. STAT Physicians and STAT P.A. have in place contracts with 17 hospitals for the provision of emergency department medical and administrative services. While the terms of the hospital contracts are generally two years, automatically renewing thereafter for one year periods, such contracts typically provide for termination without cause by either party on 90 days' prior notice. The termination or failure by STAT Physicians or STAT P.A. to renew a significant number of these contracts or a single contract covering a significant number of facilities would have a material impact on the revenues attributable to the Management Agreements, which in turn could have a material adverse effect on the Company.

         INCREASED WORKING CAPITAL NEEDS AND RISKS OF COLLECTION RELATING TO FEE-FOR-SERVICE REIMBURSEMENT PROGRAMS

         The Company's business is dependent upon its ability to obtain and maintain reimbursement for its affiliated physician groups on a fee-for-service basis by third-party payors, including government programs (such as Medicare and Medicaid). During the year ended December 31, 1995, the Company derived approximately 97% of its revenues from payments made on a fee-for-service basis by third party payors, private insurers and patients. Under fee-for-service contracts, the Company, through the Management Agreements, assumes the financial risks arising from changes in patient volume, payor mix and third party reimbursement rates. Fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. See Notes 3 and 4 of Notes to the Company's Financial Statements and Notes 4 and 5 of Notes to STAT Physicians' Financial Statement for information concerning historical allowance for contractual adjustments and uncollectibles. In addition, fee-for-service contracts also have less favorable cash flow characteristics than traditional flat-rate contracts due to longer collection periods. The Company's working capital needs are generally a function of the acquisition of new hospital contracts. As a result, the Company may require additional working capital in the event of significant growth. The Company may experience a net use of cash in its operating activities in future projects if the growth in fee-for-service contracts continues.

         The public and private sectors are experiencing increasing pressures to restrain health care costs and to restrict reimbursement rates for medical services. Any change in reimbursement amounts or practices to the affiliated physician groups could materially adversely affect the operations of the Company unless the Company is able to renegotiate satisfactory contractual arrangements with STAT Physicians' and STAT P.A.'s hospital clients and contracted physicians of the affiliated physician groups. In addition, while the Company seeks to comply with applicable Medicare and Medicaid reimbursement regulations on behalf of its affiliated physician groups, there can be no assurance that the Company would be found to be in compliance in all respects with such regulations.

     ASSUMPTION OF OBLIGATIONS OF STAT PHYSICIANS

         The Management Agreements provide that the Company satisfy "specific obligations" of STAT Physicians and STAT P.A. primarily relating to expenses associated with payment of physicians' fees, billing and collection costs and daily operations. There can be no assurance that cash flow from operations, particularly under fee-for-service contracts, will provide sufficient resources when needed to meet such obligations on a timely basis. In such event, the Company would have to rely on its working capital or seek additional financing. There can be no assurance that bank financing will be available to the Company on acceptable terms or in sufficient amounts to allow the Company to expand its business to include management services under additional fee-for-service contracts, and therefore, the payment of such obligations may have a material adverse impact on the liquidity and capital resources of the Company.

         CLASSIFICATION OF PHYSICIANS AS INDEPENDENT CONTRACTORS; POTENTIAL STATE AND FEDERAL TAX LIABILITY

          STAT Physicians and STAT P.A. contract with physicians as independent contractors, rather than employees, to fulfill their contractual obligations to hospitals. Therefore, neither STAT Physicians nor STAT P.A. currently withholds federal or state income taxes, makes federal or state unemployment tax payments, or provides worker's compensation insurance with respect to such independent contractors. The payment of applicable taxes is regarded as the responsibility of such independent contractors. Management believes that classification of physicians as independent contractors is standard industry practice and proper for federal tax purposes. A contrary determination by federal taxing authorities or a change in existing law could materially adversely affect the Company and its operations. Most state taxing authorities either have not challenged or have accepted the classification of contract physicians as independent contractors. However, there are some states in which the independent contractor classification of physicians is or has been under administrative or judicial review.

     DEPENDENCE ON CONTRACTS WITH HOSPITALS

         During the four-month period ended December 31, 1994, and the twelve-month period ended December 31, 1995, four hospital contracts have each accounted for 10% or more of the Company's revenues. More importantly, effective February 1996 the Company, through an affiliated physician group, entered into the Columbia Agreement to provide emergency medicine services to all but one of Columbia's emergency departments in the Greater Houston Division. This agreement will result in the addition of nine hospitals to the Company's service base between February 1 and July 1, 1996 resulting in a total of 18 hospitals (16 of which are owned by Columbia). The Columbia Agreement has an initial terms of two years, and may be renewed for successive two-year periods. Loss of this single contract would have a material adverse impact on the Company's business.

     HIGHLY COMPETITIVE INDUSTRY

         The business in which the Company operates is highly competitive. The Company has national and local competitors. The Company's national competitors include Coastal Healthcare Group, Inc., Sterling Healthcare, Spectrum Emergency Services, Inc. and Emcare, Inc. The Company also indirectly competes with the more traditional structures of emergency health care delivery, including hospitals that do not contract with physician groups to provide emergency medical services. Competition in the industry is based on the scope, quality and cost of services provided. Certain of the Company's actual or potential competitors have substantially greater financial resources available to them.

     RISKS OF EXPANSION

         The Company's plans include a focus on the expansion of its business through the addition of new hospital contracts under the existing Management Agreements with STAT Physicians and STAT P.A. or under management agreements with other professional associations in the Houston area and other areas. There can be no assurance that the Company's resources will be sufficient to achieve such expansion or that upon achieving such expansion its working capital and/or additional staffing will be sufficient for its operating needs. In addition, the Company's management and quality assurance procedures may not be sufficient in the event of such expansion. The Company has, from time to time, entered into confidentiality or similar agreements with other companies, and investigated whether the acquisition of such companies would be an appropriate and advisable expansion. The eventual completion of such contemplated transactions is highly uncertain, and suitable candidates for acquisition may become available only at irregular intervals. The long-term expansion plans of the Company do not rule out the possibility of expansion by the acquisition of existing businesses. The Company's internal policy is to publicize transactions at the time of execution of a letter of intent. Currently there are no executed letters of intent.

     DEPENDENCE UPON KEY PERSONNEL

         The success of the Company to date has been dependent upon the active involvement of its management, including the Company's Chairman, William H. Rice, M.D., its President, Victor M. Miranda, M.D. and its Chief Financial Officer, Ned E. Chapman. The Company maintains key employee life insurance in the amount of $1,000,000 on each of the lives of Dr. Rice and Dr. Miranda and has entered into employment agreements with Dr. Rice, Dr. Miranda and Mr. Chapman. Since the Company relies on three executive officers, the loss to the Company of the services of any of its executive officers could materially adversely affect the Company's operations.

     ADVERSE EFFECT OF STATE LAWS REGARDING THE CORPORATE PRACTICE OF MEDICINE

          Business corporations are legally prohibited in many states from providing or holding themselves out as providers of medical care. While the Company has structured its operations in a manner that it believes complies with the corporate practice of medicine laws of Texas and will seek to structure its operations in the future to comply with the laws of any state in which it seeks to operate, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine in such states. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any state in which it operates could have a materially adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such state. Such regulations may limit the states in which the Company can operate, thereby inhibiting future expansion of the Company into potential markets in other states.

     CORPORATE EXPOSURE TO PROFESSIONAL LIABILITIES

         Due to the nature of their businesses, STAT Physicians and STAT P.A. and certain physicians who provided services on their behalf have been the subject of medical malpractice claims, with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the alleged negligence of physicians placed by STAT Physicians or STAT P.A. at contract hospitals. To the extent such physicians were regarded as agents of the Company in the practice of medicine, the Company could be held liable for any medical negligence of such physicians. In addition, the Company could be found in certain instances to have been negligent in performing its contract management services for the hospitals even if no agency relationship between the Company, STAT Physicians and STAT P.A. and/or such physician exists. STAT Physicians' and STAT P.A.'s contracts with hospitals generally require STAT Physicians or STAT P.A., as the case may be, to indemnify such other parties for losses resulting from a contracted physician's malpractice. However, there can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available.

     POSSIBLE INSUFFICIENCY OF LIABILITY COVERAGE

         Each of STAT Physicians, STAT P.A. and the Company currently maintain professional liability insurance coverage they believe to be adequate in amount and coverage; however, there can be no assurance that any future claims against STAT Physicians, STAT P.A. or the Company will not be made in the future in excess of the limits of such insurance, if any, or that any such claims, if successful and in excess of such limits, will not have a material adverse effect on the Company's assets and its ability to conduct its business. There can be no assurance that STAT Physicians, STAT P.A. and the Company will continue to maintain such insurance or that such insurance can be maintained at acceptable costs. STAT Physicians' and STAT P.A.'s insurance primarily covers medical malpractice. The Company's insurance coverage currently includes the following types of policies: fire, property damage and general liability. There can be no assurance that any claim will be within the scope of the Company's coverage or that such claims will not exceed the Company's coverage.

     REFORM OF HEALTHCARE DELIVERY SYSTEM

         Numerous legislative proposals have been introduced or proposed in the U.S. Congress and in some state legislatures that would effect major changes in the U.S. healthcare system nationally or at the state level. The federal proposals generally involve allocating fewer federal dollars to Medicare, Medicaid, and other federal government healthcare programs. If any such proposals are enacted, the proposals could have an adverse effect on the Company, as the Company currently generates significant income from these federal reimbursement programs. Congress is also considering other proposals that may adversely impact the Company, including proposals that would implement price controls on federal healthcare program expenditures and would permit greater flexibility in states' administration of their Medicaid programs. It is not clear at this time what federal or state proposals, if any, will be adopted or the timeframe of the enactment of any such proposals. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company.

     RESTRICTIONS ON SELF-REFERRAL

          PROHIBITIONS ON CERTAIN REFERRALS. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") included a provision that significantly expanded the scope of the Ethics in Patient Referral Act, also known as the "Stark Law." The Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had an ownership interest or compensation relationship with the entity. The revisions to the Stark Law included in OBRA 93 prohibit a referral to an entity in which the physician or an immediate family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." The list of "designated health services" includes the following: (1) clinical laboratory services; (2) physical therapy services; (3) occupational therapy services; (4) radiology services, including magnetic resonance services; (5) radiation therapy services and supplies; (6) durable medical equipment and supplies; (7) parenteral and enteral nutrients and supplies; (8) prosthetics, orthotics, and prosthetic devices and supplies; (9) home health services; (10) outpatient prescription drugs; and (11) inpatient and outpatient hospital services. Furthermore, the Stark Law prohibits any such entity from billing the Medicare or Medicaid programs for the provision of "designated health services" by the physician. The Stark Law applies as described above unless the service provided is not a "designated health service" or if an exception to the Stark Law exists. The Company does not believe that the Stark Law will adversely affect the operations of the Company as it is not currently and does not intend to be a "provider" of designated health services as the Stark Law contemplates; however, no regulations for the Stark Law (except for clinical laboratory services) have been promulgated by the federal regulatory agency responsible for such regulations and enforcement, and the Company cannot predict how the final Stark Law regulations or their interpretation for enforcement will be handled or whether Congress will ultimately modify the Stark Law as they have already attempted (unsuccessfully) to do. Such interpretations of regulations or statutory changes could impact the operations of the Company in the future.

         PROHIBITIONS ON CERTAIN COMPENSATION ARRANGEMENTS. The Stark Law also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for "designated health services." While there are no regulatory guidelines or case law interpretations of this provision of the Stark Law, the Company believes that the compensation arrangements of its existing affiliated physician groups, administered by the Company are in compliance with the Stark Law requirements. However, future regulatory interpretations for enforcement of the Stark Law as it relates to compensation or bonus arrangements could impact the affiliated physician groups and the operations of the Company in this aspect of its business in the future.

     CONTROL BY OFFICERS AND DIRECTORS

         The officers and directors of the Company currently beneficially own approximately 44.5% of the Company's outstanding common stock. As a result, these shareholders have significant influence over the outcome of all matters submitted to the Company's shareholders for their approval, including the election of directors. This ownership by the officers and directors may delay, defer or prevent a potential change of control of the Company and, consequently, the market price for the Company's common stock may be less likely to reflect a "premium for control."

         POTENTIAL LIABILITY FOR RESCISSION OF PRIVATE SALES AND UNDER SECTION 5 OF THE SECURITIES ACT

         Certain recent private sales of the Company's securities may be required to be integrated with the offering of securities in the Exchange. If so integrated, the purported private sales would constitute an unregistered public offering in violation of Section 5 of the Securities Act of 1933. Such a violation would entitle the subscribers in such private sales to rescission and would subject the Company (and New STAT following the Exchange) to liability under said Section 5. Management does not believe that rescission of any such private sales would have a material adverse effect on the Company or on New STAT following the Exchange.

     NO DIVIDENDS CONTEMPLATED ON COMMON STOCK

         To date, no cash dividends have been declared or paid on the Company's common stock, and the Company does not anticipate declaring or paying any dividends in the foreseeable future, but rather intends to reinvest profits, if any, in its business.

     POSSIBLE ADVERSE EFFECT OF FUTURE ISSUANCES OF PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares, par value $.01 per share, of "blank check" preferred stock (the "Preferred Stock") with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's common stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no present intention to issue any shares of its Preferred Stock. However, there can be no assurance that shares of Preferred Stock will not be issued at some time in the future.

         LIMITED MARKET FOR THE COMPANY'S SECURITIES; POSSIBLE VOLATILITY OF STOCK PRICE

         There is a limited market for the Company's securities. The discontinuation of market-making in the Company's securities by one or both of the Company's two principal market-makers could have a material adverse effect on the market price of the Company's securities. In addition, factors such as announcements by the Company or its competitors concerning proposed plans, procedures and proposed government regulations may have a significant effect on the market price of the Company's securities. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices for many healthcare companies and which have often been unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the price of the Company's securities.

     POSSIBLE ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

         Of the 3,702,472 shares of the Company's common stock outstanding as of the date of this Report, 1,640,570 shares are owned by "affiliates" of the Company, as that term is defined in Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). If the Exchange is consummated, there will be approximately 14,902,472 shares of New STAT common stock outstanding immediately following the Exchange, all of which will be freely tradeable without restriction or further registration under the Securities Act, other than "restricted" shares issuable in the Exchange and shares issuable to "affiliates" of New STAT. Such "restricted" shares and the shares issuable in the Exchange to affiliates of New STAT will also be subject to lock-up agreements with New STAT for a period of 12 months following the Exchange. The Company's officers, directors, and certain of its current stockholders, have agreed not to sell or otherwise dispose of any of their shares of the Company's common stock now owned or issuable upon the exercise of warrants prior to October 21, 1996 without the prior written consent of Network 1 Financial Securities, Inc, which agreements will extend to the New STAT shares issuable in the Exchange. Absent registration under the Securities Act, the sale of "restricted" shares and the sale of any shares held by affiliates are subject to the volume, notice and manner of sale requirements of Rule 144. In addition, as of the date of this Report, there were outstanding warrants and options to purchase an aggregate of 1,159,166 shares of the Company's common stock which, following the Exchange, will be exchanged for warrants and options exercisable for New STAT common stock. All of the shares issued upon exercise of such warrants and options will be freely tradeable without restriction or further registration under the Securities Act, other than shares held by "affiliates" or subject to contractual lock-up arrangements.

         No prediction can be made as to the effect, if any, that sales of shares of additional shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for the Company's common stock and could impair the Company's ability to raise capital in the future through the sale of equity securities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's offices are located at 12450 Greenspoint Drive, Suite 1200, Houston, Texas 77060. The Company has entered into a sublease agreement, which expires in July 1998, with a non-affiliated sublessor in Houston, Texas for 9,556 square feet of space for its operations at an average monthly rental of $8,760.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not presently a party to any material legal proceedings. However, in the future it could be subject to claims arising from its business management relationship to STAT Physicians, STAT P.A. or other professional associations to which it may provide services. STAT Physicians is involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged medical malpractice of its independent contracted physicians. In the opinion of management, no individual item of litigation or group of similar items of pending litigation is likely to have a material adverse effect on the Company's liquidity, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the last quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been quoted on the Nasdaq SmallCap Market System since April 21, 1995 under the symbol "ERDR," and also on the Boston Stock Exchange since April 21, 1995, under the symbol "EDR." On May 17, 1996, the last sale price per share of the Company's common stock was $8 1/2. The following table sets forth the high and low sales prices for the Company's common stock as reported by the Nasdaq SmallCap Market and the Boston Stock Exchange for the periods indicated.
                                                    HIGH                    LOW
1995:
   Second Quarter (beginning April 21)........... 3 13/16                 2 1/8
   Third Quarter................................. 3 7/8                   2 3/8
   Fourth Quarter................................ 5                       2 3/4
1996:
    First Quarter................................ 6 3/4                   3 5/8
    Second Quarter (through May 17).............. 8 3/4                   5 5/8

         On May 6, 1996, there were approximately 1,100 beneficial holders of the Company's common stock.

         To date, the Company has paid no cash dividends and has no present intention of paying any dividends on the Company's common stock in the foreseeable future, as it intends to use its earnings, if any, to generate increased growth. The payment by the Company of cash dividends, if any, in the future, rests solely within the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements and financial condition, as well as other factors deemed relevant by the Company's Board of Directors. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders may also limit the Company's ability to pay dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Report.

GENERAL

         The Company, through the Management Agreement with STAT Physicians, assumed management of the business activities of STAT Physicians commencing September 1, 1994. Accordingly, its operating results from September 1, 1994 through December 31, 1995 represent a continuation of the operating results which had been reported by STAT Physicians for the year ended December 31, 1993 and for the eight-month period ended August 31, 1994. The income statement data for the year ended December 31, 1994 represents the combination of eight months (January 1 through August 31, 1994) of STAT Physicians' operations and four months (September 1 through December 31, 1994) of the Company's consolidated operations. Since STAT Physicians was a subchapter S corporation and not subject to federal income taxes, adjustments were made to its net income for the eight month period ended August 31, 1994 and the year ended December 31, 1993 to show those results on a comparative basis with the Company, which is subject to federal income taxes.
                                       15

         The Company provides management services to STAT Physicians and STAT P.A. which, in turn, provide physicians and related services to hospitals, primarily to staff and manage emergency department operations. STAT Physicians and STAT P.A. currently have contracts and/or agreements with 17 hospitals to provide emergency department services by physicians, who are retained as independent contractors, and to provide related administrative functions, which are performed by the Company. Services are scheduled to commence at one additional hospital on July 1, 1996. Sixteen of the hospitals are owned by Columbia and services to 15 of these will be provided pursuant to the Columbia Agreement. All hospitals served are under fee-for-service arrangements. At December 31, 1994, 3 of 12 then existing contracts were compensated directly by hospitals on a fixed fee basis.

         The following discussion provides an analysis of the results of operations as described above and liquidity and capital resources of the Company and should be read in conjunction with the audited financial statements of the Company and STAT Physicians and notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         NET SERVICE REVENUES. Net service revenues increased by $3.6 million, or 34%, to $14.1 million in 1995, from $10.5 million for the 1994. This increase is attributable to an 18% increase in patients treated during the periods compared coupled with a 14% increase in net revenue per patient in 1995 compared with 1994. Approximately 180,000 patients were treated during 1995 compared with 153,000 patients during 1994. The comparative increase in patients treated is attributable to new contracts which were started in mid-December 1994 and in March 1995. Patient volumes under contracts serviced throughout both periods were mostly unchanged. The increase in net revenue per patient ($9.53 from $68.94 to $78.47) is attributable to the conversion between 1995 and 1994 of additional contracts to fee-for-service arrangements coupled with increases in levels of service which were required by patients treated. Standard billing rates for medical procedures were identical between the two years.

         DIRECT EXPENSES. Direct expenses consist of professional fees (contract physicians and physicians' assistants), liability insurance and external billing and collection costs associated with the contracting of these administrative services. Professional fees increased by $1.5 million, or 20%, to $9.2 million from $7.7 million in 1994. The rate of increase in these fees approximates the rate of increase in number of patients treated. The cost of professional fees per patient treated increased modestly from $50.42 in 1994 to $51.34 in 1995. Liability insurance costs are incurred on a per patient treated basis. The increase in this cost is attributable to the increased number of patients treated coupled with an increase in premium rates from an average of $3.14 per patient in 1994 to $3.92 per patient in 1995. Premium costs, which are subject to change at the policy renewal date, were $4.25 per patient at December 31, 1995. The increase in billing and collection costs, $0.7 million, from $0.8 million to $1.5 million is attributable to the conversion from hospital reimbursement to direct billing (fee-for-service) arrangements under those contracts which had not been converted during 1994. These costs averaged 10.3% of net service revenues for 1995 and would have been approximately 11% of net service revenues had fee-for-service arrangements been in effect throughout the year.

         OPERATING EXPENSES. Operating expenses increased by $0.7 million, or 68%, from $1.0 million in 1994 to $1.7 million in 1995. The majority of this increase is attributable to increases in human resource costs ($0.5 million or 64%) and occupancy costs ($0.1 million or 223%). The increase in human resource costs is attributable to (i) an increase in administrative personnel associated with the increased volume of business, (ii) a comparative increase in salaries paid to the two physician officers of the Company whose combined salaried compensation increased from $307 thousand in 1994 to $558 thousand in 1995, and
(iii) normal annual salary adjustments provided to employees. The salaries of the physician officers of the Company were increased with the formation of the Company, whereas during previous periods (when operating as STAT Physicians - a privately-owned company) they were compensated in part through higher physician contract service rates which were characterized as physician costs. The increase in occupancy costs is primarily attributable to the April 1995 move into larger administrative facilities.
                                       16

         INTEREST INCOME. Interest income for 1995 was derived from the investment of cash obtained from the Company's initial public offering in April 1995. The Company had no excess cash for investment during 1994.

   YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         NET SERVICE REVENUES. Net service revenues increased by $ 1.7 million, or 19%, from $8.8 million to $10.5 million. This increase was primarily attributable to an increase in patient visits associated with the addition of hospital contracts that commenced in 1994 (from 130,000 to 153,000) and a modest increase in average revenue per patient of $0.70, from $68.25 to $68.95. Average revenue per patient can be and was positively influenced by an increased number of commercially insured patients. Payors include private insurers, the federal government, state governments, patients and other sources of payment.

         DIRECT EXPENSES. Direct expenses consist of fees to contract physicians, medical liability insurance and billing and collection costs associated with the external contracting of these services. Contract physician fees increased $0.9 million, or 13%, from $6.8 million to $7.7 million and represent 73.1% of net revenues for 1994, compared with 76.9% of net revenues for 1993. The decline as a percent of net revenues is the result of better productivity in 1994 than in 1993. Productivity is measured by the number of patients each doctor treats. Medical liability insurance costs increased 30% as a result of comparative premium increases ($3.14 per patient average in 1994 compared with $2.83 per patient for 1993) and the increase in patient visits. Billing and collection costs increased $0.5 million from $0.3 million in 1993 to $0.8 million in 1994. This increase was directly attributable to an industry wide shift from fixed fee contracts to fee-for-service contracts.

         OPERATING EXPENSES. Operating expenses increased 17%, compared with the 19% increase in net revenues. This increase was primarily attributable to an increase in human resource costs associated with a comparative increase in personnel coupled with annual salary increases awarded to personnel included in both periods.

         INTEREST EXPENSE. The increase in interest expense during 1994, compared with 1993, was attributable to an increase in borrowings to finance accounts receivable necessitated by the shift from fixed fee to fee-for-service business.

LIQUIDITY AND CAPITAL RESOURCES

         Capital requirements of the Company currently relate to three major areas. These are (i) capital needs in connection with the start-up of new contracts; (ii) the need for capital to increase administrative capabilities, including the internalization of billing and collection services and the computerization of patient charts; and (iii) capital needs associated with the AmHealth companies assuming that the Exchange described herein is consummated. Additionally, the Company or New STAT may have cash requirements with respect of rescission rights relating to common stock issued in connection with two asset purchase transactions consummated during the first quarter of 1996. The stock issued in these transactions was valued at $310,000.

         Experience indicates that upon commencement of a new hospital contract, a period ranging from 90 to 150 days is required to achieve normal cash flows under the contract. Between February 1 and July 1, 1996, the Company anticipates starting services at nine new hospitals pursuant to the Columbia Agreement. The commencement of these services will create a significant cash flow deficit during their start-up phase. Additionally, with the concurrence of Columbia, the HEMA Contract was purchased, for a price of $1,200,000, from the group which had provided contract emergency medicine services to one hospital for a period in excess of 20 years. The purchase price was paid on January 31, 1996, in cash totaling $960,000 and shares of the Company's common stock valued at $240,000 (52,174 shares).

         It is impracticable to quantify the capital requirements for administrative capabilities relating to the internalization of billing and collection services and the computerization of patient charts. With respect to internalizing the billing and collection services, the Company is presently evaluating several alternatives which range from acquiring a company that currently performs such services to assessing the costs and related obstacles associated with staffing and equipping a new internal organization. If the acquisition alternative is selected, the acquisition could be accomplished either with cash or with issuance of shares of the Company's common stock. With respect to the computerization of patient charts, there are a large number of alternative systems which are available. The Company is currently evaluating several of these alternatives which vary in cost and range from a low of approximately $25,000 per hospital to a high of approximately $100,000 per hospital depending upon sophistication and type of end product. No decision has been made regarding these matters.

         Historically, the Company's capital requirements have been met through operating cash flows, bank borrowings and sales of the Company's common stock (private placements and an initial public offering). The Company presently

                                       17

has a bank line of credit totaling $1,500,000, of which approximately $600,000 is drawn, and is currently in discussion with several banks regarding a new line of credit of approximately $5,000,000. Additionally, the Company is also in the process of evaluating a secondary public offering of its common stock during the second half of 1996. The increased line of credit and the secondary public offering are being evaluated in the context of completion of the proposed Exchange with AmHealth. No assurances can be made that the Company will be able to accomplish either or both of these financing objectives.

         Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under existing rules or adopt SFAS No.123 and begin reflecting the fair value of stock options and other forms of stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will provide the pro forma disclosures beginning with its 1996 Annual Report and will continue accounting for such plans under the existing accounting rules.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not anticipate that adoption of SFAS No. 121 will have a significant effect on its financial position or results of operations.

FUTURE OUTLOOK

         In addition to historical information, this Report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that the Company is still a relatively young company whose business is still developing. This development will require substantial amounts of funding and the Company is dependent on debt financing and the equity markets to finance such efforts. Where access to funding is difficult, the Company's stockholders may face significant dilution, and the ability of the Company to proceed with its programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect the Company's prospects.

         While this outlook represents management's current judgment on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the Company's success, and actual results may differ materially from any future performance suggested in this Report. A more detailed explanation of these and other risks is contained in "Risk Factors" under Item 1 of this Report.

                                       18

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
STAT Healthcare, Inc.                                                                                         NO.
           Independent Auditors' Report....................................................................  20
           Balance Sheets at December 31, 1995 and 1994....................................................  21
           Consolidated Statements of Income for the year ended December 31, 1995 and the period from July 29, 1994 (date of incorporation) through December 31, 1994...........  22
           Statements of Changes in Shareholders' Equity for the year ended December 31, 1995 and the period from July 29, 1994 (date of incorporation) through December 31, 1994...........  23
           Statements of Cash Flows for the year ended December 31, 1995 and for the period from July 29, 1994 (date of incorporation) through December 31, 1994...................  24
           Notes to Financial Statements...................................................................  25
SOUTH TEXAS ACUTE TRAUMA PHYSICIANS, P.A.
           Independent Auditors' Report....................................................................  32
           Balance Sheets at August 31, 1994 and December 31, 1993.........................................  33
           Statements of Income for the eight months ended August 31, 1994 and the year ended
             December 31, 1993.............................................................................  34
           Statements of Changes in Shareholders' Equity for the eight months ended August 31, 1994 and the year ended December 31, 1993..........................................................  35
           Statements of Cash Flows for the eight months ended August 31, 1994 and the year ended
             December 31, 1993.............................................................................  36
           Notes to Financial Statements...................................................................  37

                                       19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
STAT Healthcare, Inc.:

         We have audited the accompanying balance sheets of STAT Healthcare, Inc. (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, and statements of changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the period from July 29, 1994 (date of incorporation) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STAT Healthcare, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from July 29, 1994 (date of incorporation) to December 31, 1994, in conformity with generally accepted accounting principles.

                              KPMG PEAT MARWICK LLP

Houston, Texas
February 23, 1996, except as to note 13, which is as of April 8, 1996

                              STAT HEALTHCARE, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                                                                                            1995             1994
                                                                                                        ----------        ----------
Cash and cash equivalents ......................................................................        $1,763,000        $  159,000
Accounts receivable:
         Patient accounts, net (note 4) ........................................................         3,154,000         1,389,000
         Hospital accounts .....................................................................            30,000           181,000
         Due from STAT Physicians, P.A .........................................................           122,000            59,000
                                                                                                        ----------        ----------
                           Net accounts receivable .............................................         3,306,000         1,629,000
Prepaids and other current assets ..............................................................           486,000            72,000
Notes receivable (note 5) ......................................................................           200,000              --
                                                                                                        ----------        ----------
                           Total current assets ................................................         5,755,000         1,860,000
Office equipment and furnishings, net of accumulated depreciation of $16,000
   at December 31, 1995 ........................................................................            96,000              --
Deferred offering costs and other non-current assets (note 2) ..................................             9,000           234,000
                                                                                                        ----------        ----------
                           Total assets ........................................................        $5,860,000        $2,094,000
                                                                                                        ==========        ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
10% convertible secured notes (note 7) .........................................................        $     --          $  350,000
Accrued physicians' fees .......................................................................           706,000           724,000
Accounts payable ...............................................................................           307,000           135,000
Accrued liabilities ............................................................................           152,000           137,000
                                                                                                        ----------        ----------
                           Total current liabilities and total liabilities .....................         1,165,000         1,346,000
                                                                                                        ----------        ----------
Shareholders' equity (notes 7, 8 and 9):
         Preferred stock, $.01 par value. Authorized 1,000,000 shares;
         Series A convertible, issued and outstanding 74,000 shares at
         December 31, 1994 .....................................................................              --             370,000

         Common stock, $.01 par value.  Authorized 10,000,000 shares;
         issued and outstanding 3,623,332 and 800,000 shares, respectively .....................            36,000             8,000
         Capital in excess of par value ........................................................         3,857,000           242,000
         Retained earnings .....................................................................           802,000           128,000
                                                                                                        ----------        ----------
                           Total shareholders' equity ..........................................         4,695,000           748,000
Commitments and contingencies (notes 10, 11, 12 and 13)
                           Total liabilities and shareholders' equity ..........................        $5,860,000        $2,094,000
                                                                                                        ==========        ==========

                 See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        YEAR ENDED DECEMBER 31, 1995 AND
   PERIOD FROM JULY 29, 1994 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1994

                                                     1995              1994
                                                  ------------     ------------
Net service revenues (note 3) ................    $ 14,124,000     $  3,672,000
                                                  ------------     ------------
  Direct expenses:
  Physicians' fees ...........................       9,241,000        2,601,000
  Liability insurance ........................         706,000          167,000
  Billing and collection .....................       1,461,000          322,000
                                                  ------------     ------------
    Total direct expenses ....................      11,408,000        3,090,000
                                                  ------------     ------------
    Gross profit .............................       2,716,000          582,000
                                                  ------------     ------------
Operating expenses:
  Human resources ............................       1,405,000          336,000
  Occupancy ..................................         139,000           17,000
  Furniture and equipment ....................          56,000            8,000
  Supplies ...................................          61,000           11,000
  Outside services and other .................          78,000            8,000
                                                  ------------     ------------
    Total operating expenses .................       1,739,000          380,000
                                                  ------------     ------------
    Operating income .........................         977,000          202,000
Interest income ..............................          75,000             --
Interest expense .............................         (31,000)          (9,000)
                                                  ------------     ------------
    Income before income taxes ...............       1,021,000          193,000
Income taxes (note 6) ........................         347,000           65,000
                                                  ------------     ------------
    Net income ...............................    $    674,000     $    128,000
                                                  ============     ============
    Net income per common share (note 2) .....    $       0.21     $       0.06
                                                  ============     ============
Number of shares used in computing
net income per common share ..................       3,180,504        2,199,624
                                                  ============     ============
                 See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1995 AND
   PERIOD FROM JULY 29, 1994 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1994

                                          PREFERRED STOCK          COMMON STOCK
                                       ---------------------    ---------------------
                                                                                            CAPITAL IN                     TOTAL
                                         NUMBER                   NUMBER                    EXCESS OF    RETAINED      SHAREHOLDERS'
                                       OF SHARES      AMOUNT    OF SHARES      AMOUNT       PAR VALUE    EARNINGS         EQUITY
                                       ---------     -------    ---------     -------       ---------   ----------      ----------
Balances at July 29, 1994............     ---  $        ---         ---    $     ---   $         ---    $    ---        $      ---
Sale of common stock at par..........     ---           ---     450,000        5,000             ---         ---             5,000
Sale of Series A, Convertible
     Preferred stock.................  74,000       370,000         ---          ---             ---         ---           370,000
Sale of common stock at $.10 per
      share..........................     ---           ---     100,000        1,000           9,000         ---            10,000
Sale of common stock at $1.00 per
   share, net of issuance costs......     ---           ---     250,000        2,000         233,000         ---           235,000
Net income...........................     ---           ---         ---          ---             ---     128,000           128,000
Balances at December 31, 1994........  74,000       370,000     800,000        8,000         242,000     128,000           748,000
Initial public offering of common
      stock, net of issuance costs...     ---           ---   1,250,000       12,000       3,243,000         ---         3,255,000
Conversion of 10% secured notes
      to common stock................     ---           ---      93,332        1,000          17,000         ---            18,000
Conversion of Series A,
      Convertible Preferred
      stock to common stock .........(74,000)     (370,000)   1,480,000       15,000         355,000         ---               ---
Net income...........................     ---           ---         ---          ---             ---     674,000           674,000
Balances at December 31, 1995........     ---   $       ---   3,623,332      $36,000      $3,857,000    $802,000        $4,695,000
                                     ======== =============  ========== ============  ============== =========== =================

                 See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                            STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 1995 AND
   PERIOD FROM JULY 29, 1994 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1994

                                                         1995           1994
                                                      -----------   -----------
Cash flows from operating activities:
Net income .........................................  $   674,000   $   128,000
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation .......................................       16,000          --
Changes in assets and liabilities:
Increase in net accounts receivable ................   (1,677,000)   (1,629,000)
Increase in prepaids and other current assets ......     (414,000)      (72,000)
Increase in other non-current assets ...............       (9,000)         --
(Decrease) increase in accrued physicians' fees ....      (18,000)      724,000
Increase in accounts payable .......................      172,000       135,000
Increase in accrued liabilities ....................       15,000       137,000
                                                      -----------   -----------
Total adjustments ..................................   (1,915,000)     (705,000)
                                                      -----------   -----------
Net cash used in operating activities ..............   (1,241,000)     (577,000)
                                                      -----------   -----------
Cash flows from investing activities:
Increase in notes receivable .......................     (200,000)         --
Purchase of office equipment and furnishings .......     (112,000)         --
                                                      -----------   -----------
Net cash used in investing activities ..............     (312,000)         --
                                                      -----------   -----------
Cash flows from financing activities:
Proceeds from sales of common stock ................    3,255,000       250,000
Proceeds from sale of preferred stock ..............         --         370,000
Proceeds from issuance of convertible secured notes          --         350,000
Repayment of convertible secured notes .............     (332,000)         --
Decrease (increase) in deferred offering costs .....      234,000      (234,000)
                                                      -----------   -----------
Net cash provided by financing activities ..........    3,157,000       736,000
                                                      -----------   -----------
Net increase in cash and cash equivalents ..........    1,604,000       159,000
Cash and cash equivalents at beginning of period ...      159,000          --
                                                      -----------   -----------
Cash and cash equivalents at end of period .........  $ 1,763,000   $   159,000
                                                      ===========   ===========

                 See accompanying notes to financial statements.

                              STAT HEALTHCARE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                              STAT HEALTHCARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

(1)      THE COMPANY

         STAT Healthcare, Inc. (the Company) was incorporated in the state of Delaware on July 29, 1994. From that date until September 1, 1994, the Company's activities were limited to initial capitalization and the negotiation of a Management Agreement with South Texas Acute Trauma Physicians, P.A. (STAT Physicians).

         The Management Agreement with STAT Physicians became effective September 1, 1994 and is perpetual. The Management Agreement has no termination or cancellation provisions. In addition, the Company has the ability to control the designation of physician owner(s) of STAT Physicians. The Company's income is currently derived exclusively from revenues associated with the Management Agreement, less direct expenses paid by the Company on behalf of Physicians, as provided in the Management Agreement and less the operating expenses of the company. Additionally, on September 1, 1994, the Company assumed the employment of all personnel previously employed at STAT Physicians and the operating costs associated therewith from that date forward.

         Because of the existence of a parent-subsidiary relationship by means other than record ownership of STAT Physicians' voting stock and because of the unilateral control, notwithstanding the lack of technical majority ownership, which the Company has over the assets and operations of STAT Physicians, consolidation of the results of operations of the two companies is necessary to present fairly the results of operations of the Company. Accordingly, the Consolidated Statements of Income combine their operating results since September 1, 1994. Assets and liabilities arising from consolidated operations are included in the Balance Sheets of the Company. All significant intercompany transactions have been eliminated in this consolidation.

         The Company operates in a single business segment, emergency medical management services. The Company's principal business relates to management and administrative services provided to those engaged in physician staffing of hospital emergency departments. At December 31, 1995 and 1994, the Company managed contracts for physician services with 11 and 12 hospitals, respectively, located in South Texas. Under these contracts, 24-hour physician coverage of the emergency departments is provided.

         Physicians providing services are independent contractors to STAT Physicians and are paid monthly on the basis of fixed hourly rates. As independent contractors, these physicians are responsible for their own income and Social Security taxes as well as workers compensation insurance.

         The contracts between STAT Physicians and hospitals are generally written for an initial term of two years and automatically renew each year after the initial term. These contracts have cancellation clauses which provide for 90-day cancellation by either party without significant penalty. Certain terms and conditions are routinely modified. Management believes that relations with all hospitals are good and does not anticipate hospital cancellation of any contracts.

         STAT Physicians' contractual arrangements with hospitals are principally fee-for-service contracts under which the Company bills and collects the professional component of medical services on behalf of STAT Physicians. At December 31, 1995, all contracts were fee-for-service contracts, while at December 31, 1994, 9 of 12 contracts were fee-for-service contracts. Services performed under contracts not subject to fee-for-service arrangements at December 31, 1994 were compensated by the hospitals on a fixed fee basis.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.
                                       25
CASH EQUIVALENTS

         Cash invested in short-term instruments purchased with original maturities of three months or less is deemed to be cash equivalents for financial statement purposes.

SERVICE REVENUES AND ACCOUNTS RECEIVABLE

         Service revenues are recorded at established billing rates, net of an allowance for contractual adjustments and a provision for uncollectible accounts.

         Patient accounts receivable, which are payable to STAT Physicians, are reduced to an estimated realizable value taking into consideration contractual adjustments mandated by payors (Medicare, Medicaid and private insurers) and expected write-offs of uncollectible accounts. These estimates are based upon management judgements and historical experience at individual hospitals.

INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

DEFERRED OFFERING COSTS

         Deferred offering costs totaling $ 234,000 at December 31, 1994 were combined with additional offering costs incurred during 1995 and were recorded as a reduction of the proceeds from the initial public offering of common stock during 1995.

DEFERRED ACQUISITION COSTS

         Costs incurred to effect an expected pooling of interests business combination are deferred and charged to expense in the period that the business combination is consummated. If a plan of combination is abandoned, costs that have been deferred are expensed.

NET INCOME PER COMMON SHARE

         Net income per common share for the period ended December 31, 1994 is computed based on the number of common and common equivalent shares of the Company as if all shares were outstanding for the entire period, less the number of treasury shares assumed to have been purchased (at the initial offering price of the Company's common stock) from the proceeds of actual sales of stock. Net income per common share for the year ended December 31, 1995 is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's financial instruments (i.e., cash equivalents, accounts and notes receivable, and payables) approximate their carrying values due to the short-term nature of these items.

                                       26
(3)      NET SERVICE REVENUES

         Gross service revenues represent the billed value of physician services provided at hospital locations. Under the contracts between STAT Physicians and the hospitals and under its management agreement with STAT Physicians, the Company has the ability, subject to hospital concurrence, to establish the rates to be billed to patients for services provided. Billings discounts represent the difference between gross service revenues and the amount which is ultimately expected to be received. These discounts relate principally to contractual adjustments mandated by payors such as Medicare and Medicaid and also to contracted arrangements with private insurers. Discounts also include provisions for indigent patients without the means of paying for emergency medical services.

         Gross service revenues and billings discounts for the year ended December 31, 1995 and the period ended December 31, 1994 are as follows:

                                                  1995                 1994
                                              ------------         ------------

Gross service revenues ...............        $ 29,809,000         $  7,646,000
Billings discounts ...................         (15,685,000)          (3,974,000)
                                              ------------         ------------
Net service revenues .................        $ 14,124,000         $  3,672,000
                                              ============         ============

         Net service revenues derived from fee-for-service contracts and from hospital fixed fee contracts for the year ended December 31, 1995 and the period ended December 31, 1994 are as follows:
                                                     1995                1994
                                                 -----------         -----------
Fee-for-service ........................         $13,764,000         $ 2,807,000
Fixed fee ..............................             360,000             865,000
                                                 -----------         -----------
Net service revenues ...................         $14,124,000         $ 3,672,000
                                                 ===========         ===========
         For the year ended December 31, 1995, one hospital accounted for 12% of net service revenues and three hospitals accounted for 11% each of net service revenues. For the period ended December 31, 1994, three hospitals accounted for 14%, 12% and 11%, respectively, of net service revenues. Although subject to individual contracts, net service revenues derived from hospitals which, at December 31, 1995, were owned by Columbia/HCA Healthcare Corporation accounted for 67% and 65% of 1995 and 1994 net service revenues, respectively. See note 13.

(4)      NET PATIENT ACCOUNTS RECEIVABLE

         Net patient accounts receivable at December 31, 1995 and 1994 are as follows:
                                                       1995             1994
                                                   -----------      -----------
Gross patient accounts receivable ............     $ 7,648,000      $ 3,711,000
Allowance for contractual adjustments ........      (2,710,000)      (1,795,000)
                                                   -----------      -----------
Estimated accounts receivable ................       4,938,000        1,916,000
Allowance for doubtful accounts ..............      (1,784,000)        (527,000)
                                                   -----------      -----------
Net patient accounts receivable ..............     $ 3,154,000      $ 1,389,000
                                                   -----------      -----------
                                       27
(5)      NOTES RECEIVABLE

         Notes receivable represent two $100,000 notes, bearing interest at 6%, from officer/shareholders. The notes are unsecured and are due October 31, 1996.

(6)      INCOME TAXES

 Income taxes for the year ended December 31, 1995 and the period ended
December 31, 1994 are as follows:
                                                     1995                 1994
                                                   --------             --------
Federal ..............................             $330,000             $ 58,000
State ................................               17,000                7,000
                                                   --------             --------
Total ................................             $347,000             $ 65,000
                                                   ========             ========
         The actual income tax expense for the year ended December 31, 1995 and the period ended December 31, 1994 differs from the expected federal income tax computed by applying the U.S. corporate rate of 34% to income before income taxes as follows:
                                                             1995        1994
                                                          ---------   ---------

Computed "expected" tax expense ........................  $ 347,000   $  66,000
Increase in tax resulting from nondeductible expenses ..      2,000       1,000
State tax provision, net of federal benefit ............     11,000       4,000
Other ..................................................    (13,000)     (6,000)
                                                          ---------   ---------
                                                          $ 347,000   $  65,000
                                                          =========   =========
         For the year ended December 31, 1995 and the period ended December 31, 1994, there were no significant temporary differences which created deferred tax assets or liabilities.

         Refundable income taxes of $31,000 are included in other current assets at December 31, 1995. Income taxes payable of $65,000 are included in accrued liabilities at December 31, 1994. Income taxes of $440,000 were paid during the year ended December 31, 1995. No income taxes were paid during the period ended December 31, 1994.

(7)      10% CONVERTIBLE SECURED NOTES

         The 10% convertible secured notes were issued in October and November 1994 in connection with a bridge financing. A total of $332,000 was repaid and the balance of $18,000 was converted to common stock in connection with the Company's initial public offering during 1995. The conversion of convertible secured notes to common stock is a non cash investing and financing transaction and is excluded from the 1995 Statement of Cash Flows.

         Interest expense of $35,000 was paid during the year ended December 31, 1995. No interest expense was paid during the period ended December 31, 1994.

(8)      CAPITAL STOCK

         Authorized capital stock of the Company consists of 1,000,000 shares of $.01 par value preferred stock and 10,000,000 shares of $.01 par value common stock. In September 1994, the Company sold 74,000 shares of Series A convertible preferred stock (Preferred Stock) to STAT Physicians for $370,000. The Preferred Stock was converted into common stock at a rate of 20 shares of common stock for each share of Preferred Stock (1,480,000 common shares) upon the completion of the Company's initial public offering of common stock in 1995. The

                                       28

conversion of Preferred Stock into common stock is a non cash investing and financing transaction and is excluded from the 1995 Statement of Cash Flows.

         At December 31, 1995, shares of common stock are reserved for issuance in connection with the future exercise of Class A warrants to purchase common stock at the price of $4.50 per share (734,166 shares) and underwriter warrants for 125,000 shares of common stock at $5.44 per share. These warrants were issued in connection with the Company's initial public offering of common stock and the related conversion of 10% convertible secured notes. Additionally, 300,000 shares are reserved for issuance in connection with the Company's stock option plan.

(9)      STOCK OPTION PLAN

         The Company has a stock option plan, providing for the granting of incentive stock options or nonqualified stock options, for the benefit of its employees and directors. Under this plan, options may be granted to purchase an aggregate of 300,000 shares of common stock at no less than 100% (90% in the event of a nonqualified stock option) of the fair market value of the common stock at the time of the grant. At December 31, 1995, 10,000 unoptioned shares were available for granting. All options which have been granted expire five years from the date of grant. Information relating to stock options is as follows:
                                            NUMBER OF              OPTION PRICE
                                             OPTIONS                 PER SHARE
Outstanding at December 31, 1994 ..........     --                      --
Granted ...................................  290,000               $ 2.88-3.17
                                             -------               ------------
Outstanding at December 31, 1995 ..........  290,000               $ 2.88-3.17
                                             -------               ------------
Shares exercisable at December 31, 1995 ...    2,500               $  3.00
                                             -------               ------------
(10)     CONTINGENCIES

         The Company procures professional liability insurance on behalf of STAT Physicians which provides coverage on a claims-made basis during the policy period. The coverage is purchased on a "slot" basis and extends to the Company, to STAT Physicians and to contract physicians who perform services. Individual policies are not provided to physicians; however, they must be prequalified for coverage as a routine credentialing process. If a claims-made policy is not renewed or replaced by a new policy which provides occurrence retroactively, it becomes necessary to purchase an extended reporting period endorsement. Management intends to renew the existing claims- made policy and in the past has either renewed or successfully purchased retroactive coverage.

         Although the Company does not directly contract with hospitals or physicians for the provision or procurement of medical services, its contractual relationship with STAT Physicians exposes it to potential claims from litigants. Accordingly, the Company is named as an additional insured under the professional liability coverage of STAT Physicians. STAT Physicians currently has certain pending and threatened litigation and claims incurred in the ordinary course of business; however, management believes that the probable resolution of such contingencies will not materially affect the liquidity, the financial position, or the results of operations of STAT Physicians or of the Company.
                                       29
(11)     LEASE OBLIGATION

         In April 1995, the Company entered into a lease agreement for office facilities. Future minimum lease payments under this agreement as of December 31, 1995 are as follows:

           1996 ............................................   $103,000
           1997 ............................................    108,000
           1998 ............................................     58,000
                                                               --------
                                                               $269,000
                                                               ========
(12)     PENDING PLAN OF REORGANIZATION

         On December 21, 1995, the Company entered into an agreement and plan of reorganization with AmHealth Corporation and its related health care entities (AmHealth). The agreement was amended on March 15, 1996. Under the terms of this agreement, 11,200,000 shares of Common Stock of New STAT Healthcare, Inc. (New
STAT) will be exchanged for the stock and partnership interests associated with the AmHealth organizations. New STAT is being organized to act as a constituent entity in the exchange and will have no business activity unrelated to the exchange. Consummation of the agreement is subject to the fulfillment of certain covenants as well as shareholder/partner approvals and is expected to occur in the second quarter of 1996. Upon consummation of the pending plan of reorganization, the Company's common stock and common stock equivalents will be exchanged on a one-for-one basis into common stock and common stock equivalents of New STAT. If consummated, the transaction is expected to be accounted for as a pooling of interests and, accordingly, historical financial data will be restated to include the accounts of AmHealth. In the event that the transaction is not consummated, the Company will issue 200,000 shares of its Common Stock to the shareholders and partners of the AmHealth organizations.

(13)     SUBSEQUENT EVENTS

         In January 1996 the Company reached an agreement with the Greater Houston Division of Columbia/HCA Healthcare Corporation (Columbia) to provide emergency medicine services to all but one of Columbia's emergency departments in the Greater Houston Division. This agreement will result in the addition of nine hospitals to the Company's service base between February 1 and July 1, 1996 resulting in a total of 18 hospitals served (16 of which are owned by Columbia). The contract for services relating to this agreement was finalized in April 1996. The Houston Division hospitals (15) are covered by this contract with an initial term of two years which renews automatically. This contract will account for a significant portion of the Company's net service revenues and operating expenses.

         On January 31, 1996, and in conjunction with the Columbia agreement noted above, the Company acquired the rights to one hospital contract for the provision of emergency department medical services. Consideration paid for the contract and certain non-competition covenants consisted of $960,000 in cash and 52,174 shares of the Company's common stock. Up to an additional $100,000 may be paid in each of the three twelve-month periods following the acquisition of the contract based on profits realized at that hospital.

         On February 1, 1996, the Company acquired intangible assets of Amedica, Ltd. (Amedica) in a transaction that will be accounted for by the purchase method of accounting. Amedica provides healthcare services relating to the management of independent physician associations. Consideration paid consisted of $200,000 in cash and 15,730 shares of the Company's common stock.

         The common stock (67,904 shares with an ascribed value of $310,000)\ issued in connection with the acquisitions noted in the preceding 2 paragraphs may be required to be integrated with the offering of securities relating to the pending plan of reorganization. If so integrated, the purported private sales would constitute an unregistered public offering in violation of Section 5 of the Securities Act. Such a violation would entitle the recipients in such private sales to rescission and would subject the Company to liability under\ said Section 5. Pending resolution of this matter, the stock value of these transactions is reported in the pro forma balance sheet seperate from shareholders' equity.

                                       30

          Unaudited financial information of Amedica as of December 31, 1995 and 1994 and for the years then ended is as follows:

Balance sheet information:                                    1995        1994
                                                           ---------   ---------
Current assets ..........................................  $ 128,000   $  63,000
Total assets ............................................    135,000      64,000
Current liabilities .....................................     25,000        --
Total liabilities .......................................    150,000        --
Partners' capital .......................................    (15,000)     64,000
                                                           =========   =========
Operations information:

Revenue .................................................  $ 439,000   $ 347,000
Expenses ................................................    518,000     312,000
Net income (loss) .......................................    (79,000)     35,000
                                                           =========   =========

         Unaudited pro forma results of operations for the year ended December 31, 1995, giving effect to the Amedica acquisition as though it had occurred on January 1, 1995, are as follows:

Net service revenues ....................................            $14,563,000
Net income ..............................................                598,000
                                                                     ===========
Net income per common share .............................            $      0.19
                                                                     ===========

         Unaudited pro forma financial information showing the effects of the hospital contract and Amedica acquisitions on the Company's balance sheet at December 31, 1995 is as follows:

ASSETS                                                 AS REPORTED    PRO FORMA
                                                        ----------    ----------
Cash and cash equivalents ..........................    $1,763,000    $  603,000
Intangible assets:
  Covenants not to compete .........................          --         120,000
  Contract rights ..................................          --       1,150,000
  Excess of cost over fair
  value of assets acquired .........................          --         200,000
  All other assets .................................     4,097,000     4,097,000
                                                        ----------    ----------
  Total assets .....................................    $5,860,000    $6,170,000
                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities ..................................    $1,165,000    $1,165,000
                                                        ----------    ----------
Common stock subject to recision, 67,904 shares.....          --         310,000
Common stock, $.01 par value. Authorized
  10,000,000 shares; issued and outstanding
  3,623,332 and 3,691,236, respectively ............        36,000        36,000
Capital in excess of par value .....................     3,857,000     3,857,000
Retained earnings ..................................       802,000       802,000
                                                        ----------    ----------
Total shareholders' equity .........................     4,695,000     4,695,000
                                                        ----------    ----------
  Total liabilities and shareholders' equity .......    $5,860,000    $6,170,000
                                                        ==========    ==========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
South Texas Acute Trauma
   Physicians, P.A.:

         We have audited the accompanying balance sheets of South Texas Acute Trauma Physicians, P.A. (the Company) as of August 31, 1994 and December 31, 1993, and the related statements of income, changes in shareholders' equity and cash flows for the eight months ended August 31, 1994 and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Texas Acute Trauma Physicians, P.A. as of August 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the eight months ended August 31, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                              KPMG PEAT MARWICK LLP

Houston, Texas
March 10, 1995, except as to
  the last paragraph of  note 6,
  which is as of April 11, 1995

                            SOUTH TEXAS ACUTE TRAUMA
                                PHYSICIANS, P.A.

                                 BALANCE SHEETS

                                                                                                    AUGUST 31,          DECEMBER 31,
                                  Assets                                                               1994                 1993
                                                                                                    ----------          ----------
Cash and cash equivalents ..............................................................            $   63,459          $   10,410
Accounts receivable (notes 5 and 6):
     Patient accounts, net .............................................................             1,311,893             840,057
     Hospital accounts .................................................................               316,220             438,542
                                                                                                    ----------          ----------
              Net accounts receivable ..................................................             1,628,113           1,278,599
Prepaid assets .........................................................................               186,218              55,301
                                                                                                    ----------          ----------
              Total current assets .....................................................             1,877,790           1,344,310
Other assets ...........................................................................                14,508               7,440
                                                                                                    ----------          ----------
              Total assets .............................................................            $1,892,298          $1,351,750
                                                                                                    ==========          ==========
                   Liabilities and Shareholders' Equity
Current installments of long-term debt (note 6) ........................................            $  209,459          $  175,944
Notes payable to hospitals (note 7) ....................................................               203,334              70,000
Accrued physicians' fees ...............................................................               681,493             605,310
Accrued liabilities ....................................................................                70,582              36,576
Accounts payable .......................................................................               126,332              61,965
Bank overdraft .........................................................................                  --                21,792
                                                                                                    ----------          ----------
              Total current liabilities ................................................             1,291,200             971,587
Long-term debt, excluding current liabilities (note 6) .................................                  --                 3,135
                                                                                                    ----------          ----------
              Total liabilities ........................................................             1,291,200             974,722
                                                                                                    ----------          ----------
Shareholders' equity:
     Common stock, $1 par value.  Authorized 100,000 shares;
          issued and outstanding 1,000 shares ..........................................                 1,000               1,000
     Retained earnings .................................................................               600,098             376,028
                                                                                                    ----------          ----------
              Total shareholders' equity ...............................................               601,098             377,028
Commitments and contingencies (notes 3, 8 and 9)
              Total liabilities and shareholders' equity ...............................            $1,892,298          $1,351,750
                                                                                                    ==========          ==========

                 See accompanying notes to financial statements.

                                       32

                            SOUTH TEXAS ACUTE TRAUMA
                                PHYSICIANS, P.A.

                              STATEMENTS OF INCOME
                                                       EIGHT MONTHS
                                                          ENDED      YEAR ENDED
                                                        AUGUST 31,  DECEMBER 31,
                                                           1994         1993
                                                        ----------   ----------
Net service revenues (note 4) .......................   $6,875,693   $8,872,811
Direct expenses:
         Physicians' fees ...........................    5,112,348    6,822,463
         Liability insurance ........................      314,154      368,275
         Billing and collection .....................      473,066      304,284
                                                        ----------   ----------




              Total direct expenses .................    5,899,568    7,495,022
                                                        ----------   ----------
              Gross profit ..........................      976,125    1,377,789
                                                        ----------   ----------
Operating expenses:
         Human resources ............................      524,802      713,162
         Occupancy ..................................       26,661       37,775
         Furniture and equipment ....................       19,568       29,602
         Supplies ...................................       16,409       39,206
         Outside services and other .................       67,856       62,580
                                                        ----------   ----------

              Total operating expenses ..............      655,296      882,325
                                                        ----------   ----------

              Operating income ......................      320,829      495,464

Interest expense ....................................       15,372       13,396
                                                        ----------   ----------

              Net income ............................      305,457      482,068

Pro forma income taxes (note 3) .....................      103,457      164,068
                                                        ----------   ----------

              Pro forma net income ..................   $  202,000   $  318,000
                                                        ==========   ==========

                See accompanying notes to financial statements.


                            SOUTH TEXAS ACUTE TRAUMA
                                PHYSICIANS, P.A.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                      TOTAL
                                           COMMON      RETAINED    SHAREHOLDERS'
                                           STOCK       EARNINGS       EQUITY
                                         ---------     ---------    ---------
Balances at December 31, 1992 ......     $   1,000     $  57,849    $  58,849
Net income .........................          --         482,068      482,068
Shareholder distributions ..........          --        (163,889)    (163,889)
                                         ---------     ---------    ---------
Balances At December 31, 1993 ......         1,000       376,028      377,028
Net Income .........................          --         305,457      305,457
Shareholder distributions ..........          --         (81,387)     (81,387)
                                         ---------     ---------     --------
Balances at August 31, 1994 ........     $   1,000     $ 600,098      $ 601,098
                                         =========     =========      =========

                 See accompanying notes to financial statements.

                            SOUTH TEXAS ACUTE TRAUMA
                                PHYSICIANS, P.A.

                            STATEMENTS OF CASH FLOWS

                                                                                    EIGHT MONTHS
                                                                            ENDED       YEAR ENDED
                                                                            AUGUST 31,  DECEMBER 31,
                                                                             1994          1993
                                                                            ---------    ---------
Cash flows from operating activities:
         Net income .....................................................   $ 305,457    $ 482,068
         Adjustments to reconcile net income to net cash
            used in operating activities:
            Changes in assets and liabilities:
                           Increase in net accounts receivable ..........    (349,514)    (669,509)
                           Increase in prepaids and other assets ........    (137,985)     (42,042)
                           Increase in accrued physicians' fees .........      76,183       78,867
                           Increase in accrued liabilities ..............      34,006       34,272
                           Increase in accounts payable .................      64,367       61,965
                                                                            ---------    ---------
                                Total adjustments .......................    (312,943)    (536,447)
                                                                            ---------    ---------
                                Net cash used in operating activities ...      (7,486)     (54,379)
                                                                            ---------    ---------
Cash flows from financing statements:
         Proceeds from issuance of long-term debt .......................      50,000      150,000
         Proceeds from issuance of hospital notes .......................     200,000       70,000
         Principal payments on long-term debt ...........................     (19,620)     (36,312)
         Principal payments on hospital notes ...........................     (66,666)        --
         Shareholder distributions ......................................     (81,387)    (163,889)
         Increase (decrease) in bank overdraft ..........................     (21,792)      21,792

                                Net cash provided by financing activities      60,535       41,591
                                                                            ---------    ---------
Net increase (decrease) in cash and cash equivalents ....................      53,049      (12,788)
Cash and cash equivalents at beginning of period ........................      10,410       23,198
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $  63,459    $  10,410
                                                                            =========    =========
Supplemental disclosure of cash flow information--
     cash payments during the period for interest .......................   $   8,958    $   7,689
                                                                            =========    =========


                 See accompanying notes to financial statements.

                    SOUTH TEXAS ACUTE TRAUMA PHYSICIANS, P.A.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1994
                                       AND
                                DECEMBER 31, 1993

(1)      THE COMPANY

         South Texas Acute Trauma Physicians, P.A., dba STAT Physicians (the Company) was incorporated as a professional association in the state of Texas on November 22, 1985. The Company's principal business is the physician staffing of hospital emergency departments. At August 31, 1994 and December 31, 1993, the Company had contracts for physician services with eleven hospitals located in South Texas. Under these contracts the Company provides 24-hour physician coverage of the emergency departments, and one of the Company's physicians acts as the designated Director of Emergency Medicine for each hospital. At December 31, 1993, the Company also provided weekend physician coverage under another contract. The Company terminated this weekend contract effective June 30, 1994 for economic reasons.

         Physicians providing services on behalf of the Company are independent contractors and are paid monthly on the basis of either a fixed hourly rate or on the basis of a minimum hourly rate which is adjustable upward based on monthly volume. As independent contractors, these physicians are responsible for their own income and Social Security taxes as well as workers compensation insurance.

         Hospital contracts are generally written for an initial term of two years and automatically renew each year after the initial term. These contracts have cancellation clauses which provide for 90-day cancellation by either party without significant penalty. Certain terms and conditions are routinely modified. The Company's management believes that relations with all hospitals are good and does not anticipate the cancellation of any contracts.

         Contractual agreements with hospitals are primarily (a) contracts where the Company bills and collects the professional component for the charges for medical services, and (b) contracts where the Company receives fees from the hospital based on a fixed fee, hourly rate or percentage of gross billings.

         Effective September 1, 1994, the Company entered into a management agreement with STAT Healthcare, Inc. (STAT Healthcare). Under this agreement, the Company assigned all revenues and related accounts receivable from September 1, 1994 forward to STAT Healthcare. In consideration thereof, STAT Healthcare assumed responsibility for collection of receivables and agreed to pay for all direct and operating costs associated with the hospital contracts from September 1, 1994 forward.

         Additionally, on September 1, 1994 STAT Healthcare employed all administrative personnel previously employed by the Company and assumed responsibility for all administrative matters relating to these contracts, pursuant to a management agreement.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

         Cash invested in short-term investments purchased with original maturities of three months or less is deemed to be cash equivalents for financial statement purposes. At August 31, 1994 and December 31, 1993, cash equivalents of $2,826 and $2,772, respectively, consisted of money market funds.

                    SOUTH TEXAS ACUTE TRAUMA PHYSICIANS, P.A.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

SERVICE REVENUES AND ACCOUNTS RECEIVABLE

         Service revenues under contracts where fees are received from hospitals are recorded at established billing rates, net of amounts to be retained by the hospital. Service revenues under contracts where the Company bills and collects for services provided are recorded at established billing rates, net of contractual adjustments and the provision for uncollectible accounts.

         Patient accounts receivable are reduced to an estimated realizable value taking into consideration contractual adjustments mandated by payors (Medicare, Medicaid and private insurers) and expected write-offs of uncollectible accounts. These estimates are based upon historical experience at individual hospitals.

(3)      INCOME TAXES

         For federal income tax purposes, the Company has elected to be treated as an "S corporation." Accordingly, the Company's income is allocated to the Company's shareholders, included in their personal income tax returns and taxed at their respective individual rates. No federal income taxes will be assessed the corporation. The pro forma income taxes reflected in the accompanying statements of income are based on an effective corporate rate of 34%.

         The Federal income tax return of the Company for the tax year ended January 31, 1992, is currently under examination by the Internal Revenue Service. Management believes that the examination is routine in nature and does not anticipate any significant adjustments from the examination.

(4)      NET SERVICE REVENUES

         Gross service revenues represent the billed value of physician services provided at hospital locations. Under the contracts between the Company and the hospitals, the Company has the ability, subject to hospital concurrence, to establish the rates to be billed to patients for services provided.

         Billings discounts represent the difference between gross service revenues and the amount which the Company ultimately expects to receive. Net service revenues consist of contractual payments from hospitals and estimated collectible fees from patients and third-party payors where the Company is responsible for billing and collection functions. Net service revenues for the eight months ended August 31, 1994 and for the year ended December 31, 1993 are as follows:

                                          1994                 1993
                                      ------------          ----------
Net service revenues:
     From hospitals...................  $2,694,797          $6,249,569
     From patients....................   4,180,896           2,623,242
                                       -----------          ----------
                                        $6,875,693          $8,872,811
                                        ==========          ==========

         Hospital account payments are usually received by the 15th day of the month following service. Some hospitals make partial payments during the service month. Patient accounts are collected over normal collection cycles from a variety of payors including Medicare, Medicaid, private insurers and patients.


                    SOUTH TEXAS ACUTE TRAUMA PHYSICIANS, P.A.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

         Gross and net service revenues from the eight months ended August 31, 1994 and for the year ended December 31, 1993 are as follows:

                                                1994                 1993
                                               ------               -----
Gross service revenues....................    $ 14,369,113       $14,900,171
Billings discounts........................      (7,493,420)       (6,027,360)
                                             -------------       -----------
Net service revenues......................   $   6,875,693       $ 8,872,811
                                             =============       ============

         For the eight months ended August 31, 1994, four hospitals accounted for between 10% and 14% each of net service revenues.

(5)      NET PATIENT ACCOUNTS RECEIVABLE

         Net patient accounts receivable at August 31, 1994 and at December 31, 1993 are as follows:

                                                          1994           1993
                                                          ----           ----
Gross patient accounts receivable............          $3,485,859    $1,866,677
Allowance for contractual adjustments........          (1,426,944)     (614,988)
                                                       -----------    ---------
Estimated accounts receivable................           2,058,915     1,251,689
Allowance for doubtful accounts..............           (747,022)      (411,632)
                                                        ---------     ---------
Net patient accounts receivable..............          $1,311,893     $ 840,057
                                                       ----------     ---------



(6)      LONG-TERM DEBT

    Long-term debt at August 31, 1994 and at December 31, 1993 is as follows:

                                                                                    1994           1993
                                                                                  ---------    ---------
13% note payable, due in monthly installments of $1,878 including interest
       through April 1994.  Paid in full in April 1994 ........................   $    --      $   7,735
10% note payable, due in monthly installments of $1,616 including interest
       through February 1995.  Paid in full in February 1995 ..................       9,459       21,344
Revolving credit note (up to $200,000), interest due quarterly at the bank's
       prime rate (7.75% at August 31, 1994) plus 2%, principal due August 1995     200,000      150,000
                                                                                  ---------    ---------
     Long-term debt ...........................................................    (209,459)    (179,079)
Less current installments .....................................................    (209,459)    (175,944)
                                                                                  ---------    ---------
                                                                                 $   ---       $   3,135
                                                                                  =========    =========

         The notes payable are secured by the Company's accounts receivable. The revolving credit note is secured by the Company's accounts receivable and the corporate guarantee and accounts receivable of STAT Healthcare. Subsequent to August 31, 1994, the bank increased the revolving line of credit to $400,000. On April 11, 1995, the line of credit was repaid by STAT Healthcare and was canceled.

                    SOUTH TEXAS ACUTE TRAUMA PHYSICIANS, P.A.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(7)      NOTES PAYABLE TO HOSPITALS

         Notes payable to hospitals at August 31, 1994 and at December 31, 1993 are as follows:

                                                                                               1994         1993
                                                                                             ----------  ---------
8% unsecured note, due in 16 monthly installments of $4,690, including interest,
commencing in January 1995.............................................................      $   70,000  $   70,000
Noninterest-bearing unsecured note, due in monthly installments of $33,333 through
December 1994.  Paid in full in December 1994..........................................         133,334      ---
                                                                                             ----------  ----------
                                                                                             $  203,334  $   70,000
                                                                                             ----------  ----------

         Notes payable to hospitals arose as unsecured advances designed to provide cash flow assistance during the inception of fee-for-service activities.

(8)      LEASES

         The Company leases its office space under a month-to-month lease. The Company also leases certain equipment and vehicles under operating leases. Future minimum lease payments under noncancelable operating leases at August 31, 1994 are as follows:


1994...........................................................        $  8,000
1995...........................................................           6,300
1996...........................................................           4,400
1997...........................................................           3,700
                                                                       --------
                                                                        $22,400

         Rental expense for the eight months ended August 31, 1994 and for the year ended December 31, 1993 was $16,591 and $26,659, respectively.

(9)      CONTINGENCIES

         The Company procures professional liability insurance which provides coverage on a claims-made basis during the policy period. The coverage is purchased on a "slot" basis and extends to the Company and to contract physicians who perform services. Individual policies are not provided to physicians; however, they must be prequalified for coverage as a routine credentialing process. If a claims-made policy is not renewed or replaced by a new policy which provides occurrence retroactively, it becomes necessary to purchase an extended reporting period endorsement. Management intends to renew its existing claims-made policy and in the past has either renewed or successfully purchased retroactive coverage.

         The Company has certain pending and threatened litigation and claims incurred in the ordinary course of business; however, management believes that the probable resolution of such contingencies will not materially affect the liquidity, the financial position, or the results of the Company's operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of the directors and executive officers of the Company:


NAME                                  AGE POSITION(S)
William H. Rice, M.D...................38 Chairman of the Board
Victor M. Miranda, M.D.................38 President and Director
Ned E. Chapman.........................54 Chief Financial Officer, Treasurer and
                                          Director
Russell D. Schneider...................41 Director

         The principal occupation and business experience of each director and executive officer is set forth below.

         William H. Rice, M.D., co-founder of STAT Physicians in 1986 with Dr. Miranda and Chairman of STAT since its inception, received his medical degree from the University of Texas Medical School at San Antonio in 1983. After post-graduate training in trauma and surgery, he began work in emergency medicine. Dr. Rice is actively involved in the administrative and clinical business of STAT. He is a physician consultant to the Texas Department of Health, is active at the regional and national level with the American College of Emergency Physicians on legislative and clinical issues and is an Affiliate Professor of Medicine at the University of Texas Medical School at Houston. Dr. Rice currently devotes 100% of his time to the management and operation of STAT.

         Victor M. Miranda, M.D., co-founder of STAT Physicians in 1986 with Dr. Rice and President of STAT since its inception, graduated from the University of Texas Medical School at Galveston in 1982. Dr. Miranda began his career in emergency medicine after post-graduate training in trauma and surgery. Dr. Miranda is Board certified in Emergency Medicine. Dr. Miranda is actively involved in all aspects of the administrative and clinical management of STAT. He is the medical director of two emergency medical services at hospitals within Houston, and an active member of the American College of Emergency Physicians. Dr. Miranda currently devotes 100% of his time to the management and operation of STAT.

         Ned E. Chapman joined STAT Physicians as Chief Financial Officer in 1992. From 1989 until joining STAT Physicians, Mr. Chapman served as a financial consultant to a number of private and public companies in California's Silicon Valley. Mr. Chapman was formerly CFO of three companies, two of which were public companies (Magnuson Computers and CAS, Inc.). Mr. Chapman is a CPA and was with Price Waterhouse for 11 years, last serving as a senior audit manager. Mr. Chapman received a B.S. degree from Northern Illinois University. Mr. Chapman has been Chief Financial Officer of STAT since its inception. Mr. Chapman currently devotes 100% of his time to the management and operation of STAT.

         Russell D. Schneider, a director of STAT since July 1995, received an MBA from California Coast University in January 1981 and an M.S. in Urban Studies and Administration from the University of Nebraska in December 1978. Mr. Schneider was a co-founder of Columbia/HCA Corporation in 1988 and served on its Board of Directors and as Senior Vice President of Market Development, overseeing the involvement of Columbia/HCA Corporation in physician ventures, mergers, acquisitions and business development. From 1978 to 1988, he served as Chief Executive Officer of San Jacinto Methodist Hospital and of Nan Travis Memorial Hospital.

COMPLIANCE WITH SECTION 16(A)

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Based on the Company's review of the copies of such reports received by the Company and on written representations received by the Company, the Company believes that no director, executive officer or holder of more than ten percent of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act relating to transactions during fiscal year 1995, except that Drs. Rice and Miranda and Mr. Chapman each filed one Form 4 report (relating to one option grant) late and Mr. Schneider filed his initial Form 3 approximately ten days late.


ITEM 10.  EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

         The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company and STAT Physicians, as identified, to the Company's Chairman, President and Chief Financial Officer (the "named executive officers") for the fiscal years ended December 31, 1995, 1994 and 1993. No other executive officer of the Company had a total annual salary and bonus of more than $100,000 during the reported periods.


                                                                              OTHER
                                                                              ANNUAL       OPTIONS
NAME AND PRINCIPAL POSITION                            YEAR       SALARY   COMPENSATION    GRANTED
- ---------------------------                            ----       ------    ----------      ------
William H. Rice, M.D., Chairman...................    1993(2)    $195,845   $217,372(1)      N/A
                                                      1994(2)      86,800    137,874         N/A
                                                      1994(3)      66,667     16,291         N/A
                                                                   ------    -------
                                                                  153,467    154,165(1)
                                                                  =======    =======
                                                      1995(3)     274,999     26,595(1)     21,658
Victor M. Miranda, M.D., President................    1993(2)     196,851    332,583(1)      N/A
                                                      1994(2)      86,800    196,938         N/A
                                                      1994(3)      66,667     68,650         N/A
                                                                   ------    -------
                                                                  153,467    265,588(1)
                                                                  =======    =======
                                                      1995(3)     283,218     65,182(1)     109,342

Ned E. Chapman, Chief Financial Officer...........    1993         68,115      N/A            N/A
                                                      1994(2)      56,231      N/A            N/A
                                                      1994(3)      23,615      N/A            N/A
                                                      1995(3)     127,265      N/A           45,000

________
(1) Represents shift pay for Drs. Miranda and Rice when performing services as attending physicians.
(2)  Represents compensation from STAT Physicians.
(3)  Represents compensation from the Company.


OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning stock options granted to the named executive officers during 1995. No stock appreciation rights were granted during 1995.

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF STOCK
                                 NUMBER OF     PERCENT OF TOTAL                                 PRICE APPRECIATION FOR OPTION
                                SECURITIES     OPTIONS GRANTED                                              TERM (3)
                                UNDERLYING     TO EMPLOYEES IN   EXERCISE PRICE                     ----------------------
             NAME           OPTIONS GRANTED (1)  FISCAL YEAR      PER SHARE (2)   EXPIRATION DATE      5%            10%
             ----             ------------       -----------      -------------   ---------------   --------      --------
William H. Rice, M.D...........  21,658              7%             $ 3.17          10/16/00        $10,8114      $ 31,625
Victor M. Miranda, M.D......... 109,342             36                3.17          10/16/00          54,596       159,663
Ned E. Chapman.................  45,000             15                2.88          10/16/00          35,744        78,985

- --------------------------------------------
(1) Each option will become exercisable in five equal annual installments over the optionee's continued service measured from the date of grant.

(2)      The exercise price must be paid in cash.

(3) Potential realizable value is based on the assumption that the price per share of the Company's common stock appreciated at the assumed annual rate of stock appreciation for the option term. There is no assurance that the assumed 5% and 10% annual rates of appreciation (compounded annually) will actually be realized over the term of the option. The assumed 5% and 10% annual rates are set forth in accordance with the rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information concerning unexercised options held by each of the named executive officers at December 31, 1995. No options or stock appreciation rights were exercised during 1995 and no options were exercisable and no stock appreciation rights were outstanding at December 31, 1995.

                                 NUMBER OF
                                 SECURITIES
                                 UNDERLYING
                                UNEXERCISED            VALUES OF UNEXERCISED
                                  OPTIONS               IN-THE-MONEY OPTIONS
                                  AT FISCAL                  AT FISCAL
              NAME                YEAR-END                  YEAR-END (1)
              ----                --------                  ------------
William H. Rice, M.D........        21,658                     $36,927
Victor M. Miranda, M.D......       109,342                    $186,428
Ned E. Chapman..............        45,000                     $89,775

____________
(1) The estimated fair value per share of common stock used to value unexercised, in-the-money options is $4.88 per share.

EMPLOYMENT AGREEMENTS

         Effective September 1, 1994, Drs. Miranda and Rice entered into three-year Employment Agreements with the Company providing for an annual base salary of $200,000, plus bonuses as determined by the Board of Directors. The Employment Agreements provide that in the event of termination of employment, Drs. Miranda and Rice shall not compete with the Company for two years from the date of termination. The Company also entered into a three-year Employment Agreement with Ned E. Chapman for annual compensation of $103,200. The Employment Agreements contain non-competition provisions which will remain in force for a period of two years following termination of employment.

STOCK OPTION PLAN

         In July 1994, the Company's Board of Directors adopted and the stockholders approved the 1994 Stock Option Plan (the "Plan" or the "1994 Stock Option Plan"). The Plan is administered by the Company's Board of Directors or by a committee appointed by the Board (the "Plan Administrator"). Pursuant to the Plan, options to acquire an aggregate of 300,000 shares of the Company's common stock are permitted to be, and have been, granted. The Plan provides for grants to employees, consultants and directors of the Company.

         The 1994 Stock Option Plan authorizes the Company's Board of Directors to issue incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options that do not conform to the requirements of the Code section ("Non-ISO"). Consultants and directors who are not also employees of the Company may be granted only Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the Company's common stock at the time of grant, except that in the case of a grant to an employee who owns l0% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price may not be less than 110% of the fair market value on the date of the grant. For purposes of the Plan, STAT Physicians is not a subsidiary or parent of the Company. The exercise price of each Non-ISO will be determined by the Plan Administrator in its discretion and may be no more than 10% less than the fair market value of the Company's common stock on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Exchange Act and prior to six months after the termination of such registration may be no less than 100% of the fair market value per share on the date of the grant. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10% stockholder) of their grant. Non-ISOs may not be exercised after the tenth anniversary of the date of grant. Options may not be transferred during the lifetime of an optionholder.

         Subject to the provisions of the Plan, the Plan Administrator has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payments by optionholders upon exercise of an option may be made (as determined by the Company's Board) in cash or such other form of payment as may be permitted under the Plan, including without limitation, by promissory note or by shares of Company's common stock.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this Report, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of the outstanding shares of the Company's common stock; (ii) each director; and (iii) all directors and officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares listed below:


                                                                 NUMBER OF  PERCENTAGE OF
NAME AND ADDRESS                                               SHARES OWNED  SHARES OWNED
- ----------------                                               ------------    ------
William H. Rice, M.D.(1)...................................     778,342(2)      21.0%
Victor M. Miranda, M.D.(1).................................     778,342(2)      21.0
Robert M. Rubin(3).........................................     307,323          8.3
Ned E. Chapman(1)..........................................      78,886          2.1
Russell D. Schneider(1)....................................      15,000(4)        *
All directors and officers as a group (four persons).......   1,650,570         44.5

- --------------------
 *       Indicates less than 1%.
(1) The address for Dr. Rice, Dr. Miranda, Mr. Chapman and Mr. Schneider is c/o STAT Healthcare, Inc., 12450 Greenspoint
         Drive, Suite 1200, Houston, Texas 77060.
(2) Represents a 50% ownership interest in STAT Physicians which owned 1,556,684 shares of the Company's common stock.
(3) The address for Mr. Rubin is 6060 Kingsgate Circle, Delray Beach, Florida 33484.
(4) Reflects 5,000 shares of the Company's common stock held of record and 10,000 shares of the Company's common stock subject to presently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective as of September 1, 1994, the Company entered into a Management Agreement with STAT Physicians whereby the Company has agreed to manage the business and affairs of STAT Physicians.

         On April 11, 1995, the Company obtained a $600,000 bank line of credit and borrowed the entire amount available under such line. The proceeds of such line were used, in part, to repay the $400,000 principal amount outstanding under a STAT Physicians line of credit, which amount had been used to finance operations of the Company. A portion of the proceeds of the Company's April 1995 initial public offering was used to repay the $600,000 outstanding under the line of credit, which remains available to the Company and is secured by the Company's accounts receivable.

         On October 16, 1995, in order to meet federal income tax obligations arising from the income of STAT Physicians attributable to them, Drs. Rice and Miranda each borrowed $100,000 from the Company pursuant to loan agreements having a maturity date of October 16, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)               Exhibits

         The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

 NO.                                                  DESCRIPTION
- -------                                               -----------
 2.1*             Amended and Restated Agreement and Plan of Reorganization (included as Appendix I to the Joint Proxy Statement/Prospectus included as a part of the Registration Statement on
                  Form S-4 (Reg. No. 333-2486) filed by New STAT Healthcare, Inc.)
 3.1.1*           Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Registration
                  Statement on Form SB-2 (Reg. No. 33-87860))
 3.1.2*           Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.2 to the
                  Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
 3.2*             Bylaws (Filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Reg.
                  No. 33-87860))
 4.1*             Specimen Common Stock Certificate  (Filed as Exhibit 4.2 to the Company's Registration
                  Statement on Form SB-2 (Reg. No. 33-87860))
 4.2*             Form of Class A Warrant Agreement (Filed as Exhibit 4.5 to the Company's Registration
                  Statement on Form SB-2 (Reg. No. 33-87860))
 4.3*             Form of Class A Warrant Agreement (Filed as Exhibit 4.6 to the Company's Registration
                  Statement on Form SB-2 (Reg. No. 33-87860))
 4.4*             Form of Underwriters' Warrant (Filed as Exhibit 4.4 to the Company's Registration
                  Statement on Form SB-2 (Reg. No. 33-87860))
10.1*+            Employment Agreement between the Company and W.H. Rice, M.D. (Filed as
                  Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.2*+            Employment Agreement between the Company and Victor M. Miranda, M.D. (Filed as
                  Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.3*+            Employment Agreement between the Company and Ned E. Chapman (Filed as
                  Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.4.1*           Management Agreement, by and between the Company and South Texas Acute Trauma
                  Physicians, P.A. (Filed as Exhibit 10.4 to the Company's Registration Statement on Form
                  SB-2 (Reg. No. 33-87860))
10.4.2*           Amendment to Management Agreement (Filed as Exhibit 10.4.1 to the Company's
                  Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.5*+            1994 Stock Option Plan (Filed as Exhibit 10.5 to the Company's  Registration Statement
                  on Form SB-2 (Reg. No. 33-87860))
10.6.1*           Office lease by and between the Company and HCH Gulf Coast Hospital, dated June 5,
                  1989 (Filed as Exhibit 10.8.1 to the Company's Registration Statement on Form SB-2
                  (Reg. No. 33-87860))
10.6.2*           Sublease Agreement by and between the Company and CB Commercial Real Estate Group,
                  Inc. (Filed as Exhibit 10.8.2 to the Company's Registration Statement on Form SB-2 (Reg.
                  No. 33-87860))
10.7*             Hospital Contract by and between the Company and San Jacinto Methodist Hospital (Filed
                  as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-
                  87860))
10.8*             Hospital Contract by and between the Company and Katy Medical Center (Filed as Exhibit
                  10.10 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.9*             Hospital Contract by and between the Company and Fort Bend Hospital (Filed as Exhibit
                  10.11 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.10*            Hospital Contract by and between the Company and Parkway Hospital (Filed as Exhibit
                  10.12 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-87860))
10.11*            Asset Purchase Agreement, made as of January 31,
                  1996, by and among the Company, Houston Emergency
                  Medical Associates, P.A., William Blackstone, M.D.,
                  Diana Fite, M.D. and Tue Nguyen, M.D. (Filed as
                  Exhibit 2.1 to the Company's Current Report on Form
                  8-K dated January 31, 1996)
10.12*            Form of Succession Agreement between the Company and the stockholders of South Texas
                  Acute Trauma Physicians, P.A. (Filed as Exhibit 10.13 to the Registration Statement on
                  Form S-4 (Reg. No. 333-2486) filed by New STAT Healthcare, Inc.)
10.13*            Professional Services Agreement, dated February 1, 1996, by and between the Greater
                  Houston Division of Columbia/HCA Healthcare Corporation and STAT Physicians, P.A.
                  (Filed as Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-2486)
                  filed by New STAT Healthcare, Inc.)
10.14*            Credit Agreement dated as of April 10, 1995 between
                  the Company and Southwest Bank of Texas, N.A.
                  ("SWBT"), as amended by that certain Amendment to
                  Credit Agreement effective July 3, 1995, and as
                  further amended by that certain Second Amendment to
                  Credit Agreement dated effective as of April 10, 1996
                  (Filed as Exhibit 10.22 to the Registration Statement
                  on Form S-4 (Reg. No. 333-2486) filed by New STAT
                  Healthcare, Inc.)
10.15*            Security Agreement between the Company and SWBT made as of April 10, 1995, as amended by that certain First Amendment to Security Agreement made as of April 10,
                  1996 (Filed as Exhibit 10.23 to the Registration Statement on Form S-4 (Reg. No. 333-
                  2486) filed by New STAT Healthcare, Inc.)
10.16*            Form of Administrative Services Agreement, between Old STAT and STAT Physicians,
                  P.A. (Filed as Exhibit 10.24 to the Registration Statement on Form S-4 (Reg. No. 333-
                  2486) filed by New STAT Healthcare, Inc.)
24.1#             Power of Attorney pursuant to which amendments to this Report may be filed (included on the signature page of this Report)
27.1              Financial data schedule

- ---------
*        Incorporated herein by reference to the indicated filing.
+        Management contract or compensatory plan.
#        Previously filed.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1995.
                                       47

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Dated: May  20, 1996                   STAT HEALTHCARE, INC.
                                       By: /S/ NED E. CHAPMAN
                                               Ned E. Chapman
                                               Chief Financial Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                            TITLE                     DATE

    WILLIAM H. RICE, M.D.*      Chairman of the Board of Directors  May 20, 1996
    WILLIAM H. RICE, M.D.

    VICTOR M. MIRANDA, M.D.*    President and Director(Principal    May 20, 1996
    VICTOR M. MIRANDA, M.D.     Executive Officer)

/S/NED E. CHAPMAN               Chief Financial Officer, Treasurer  May 20, 1996
   NED E. CHAPMAN               and Director (Principal Financial
                                and Accounting Officer)

   RUSSELL D. SCHNEIDER*        Director                            May 20, 1996
   RUSSELL D. SCHNEIDER


*By: /S/ NED E. CHAPMAN
         NED E. CHAPMAN
         ATTORNEY-IN-FACT
                                       48